Form 10-Q
period 2011-09-30
EUROSITE POWER INC
filed 2011-11-14
CIK 1528103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-54484

EUROSITE POWER INC.
(Exact name of registrant as specified in its charter)

Delaware	27-5250881
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

45 First Avenue
Waltham, Massachusetts	02451
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (781) 622-1120

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐    No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every
Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐

Non –accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Title of each class	Outstanding at September 30, 2011
Common Stock, $0.001 par value	53,511,000

EUROSITE POWER INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDING SEPTEMBER 30, 2011

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets – September 30, 2011 and December 31, 2010 (unaudited)	3

	Condensed Consolidated Statements of Operations – Three Months Ended September 30, 2011 and Period from Inception (July 9, 2010) to September 30, 2010 (unaudited)	4

	Condensed Consolidated Statements of Operations – Nine Months Ended September 30, 2011 and Period from Inception (July 9, 2010) to September 30, 2010 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows – Nine Months Ended September 30, 2011 and September 30, 2010 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	17

Item 4.	Controls and Procedures	17

PART II - OTHER INFORMATION

Item 1A.	Risk Factors	18

Item 6.	Exhibits	18

Signatures		19

References in this Form 10-Q to “we”, “us”, “our”, the “Company” and “EuroSite Power” refers to EuroSite Power Inc. and its consolidated subsidiaries, unless otherwise noted.

EXPLANATORY NOTE

On August 16, 2011, we filed with the Securities and Exchange Commission, or the SEC, a registration statement on Form 10, which we subsequently amended on September 23, 2011, to register our common stock, $0.001 par value per share, pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended, or the Exchange Act.  Our registration statement on Form 10 became effective on October 17, 2011.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

EUROSITE POWER INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
as of September 30, 2011 and December 31, 2010
(unaudited)

	September 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$2,861,291	$2,234,551
Value added tax receivable	65,270	-
Inventory	138,736	128,406
Other current assets	7,667	-
Total current assets	3,072,964	2,362,957

Property, plant and equipment, net	3,952	-

TOTAL ASSETS	3,076,916	2,362,957

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	126,729	7,689
Due to related party	23,153	122,720
Accrued expenses and other current liabilities	77,434	1,334
Total current liabilities	227,316	131,743

Total liabilities	227,316	131,743

Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares
authorized; 53,511,000 and 52,261,000 issued and outstanding
at September 30, 2011 and December 31, 2010, respectively	53,511	52,261
Additional paid-in capital	3,687,860	2,218,758
Accumulated deficit	(891,771)	(39,805)
Total stockholders’ equity	2,849,600	2,231,214

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,076,916	$2,362,957

See Notes to unaudited Condensed Consolidated Financial Statements

EUROSITE POWER INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
for the Three Months Ended September 30, 2011 and Period from Inception (July 9, 2010) to September 30, 2010
(unaudited)

	Three Months Ended
		Inception though
	September 30,	September 30,
	2011	2010

Revenues
Energy revenues	$-	$-
Turnkey & other revenues	-	-
	-	-
Cost of sales
Fuel, maintenance and installation	-	-
Depreciation expense	-	-
	-	-
Gross profit	-	-

Operating expenses
General and administrative	206,211	-
Selling	325,639	-
Engineering	-	-
	531,850	-
Loss from operations	(531,850)	-

Other income (expense)
Interest and other income	-	-
Interest expense	-	-
	-	-

Loss before income taxes	(531,850)	-
Provision for state income taxes	-	-
Net loss	(531,850)	-

Net loss per share - basic and diluted	$(0.01)	$-

Weighted average shares outstanding - basic and diluted	53,511,000	50,503,964

See Notes to unaudited Condensed Consolidated Financial Statements

EUROSITE POWER INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
for the Nine Months Ended September 30, 2011 and Period from Inception (July 9, 2010) to September 30, 2010
 (unaudited)

	Nine Months Ended
		Inception though
	September 30,	September 30,
	2011	2010

Revenues
Energy revenues	$-	$-
Turnkey & other revenues	-	-
	-	-
Cost of sales
Fuel, maintenance and installation	-	-
Depreciation expense	-	-
	-	-
Gross profit	-	-

Operating expenses
General and administrative	526,327	-
Selling	325,639	-
Engineering	-	-
	851,966	-
Loss from operations	(851,966)	-

Other income (expense)
Interest and other income	-	-
Interest expense	-	-
	-	-

Loss before income taxes	(851,966)	-
Provision for state income taxes	-	-
Net loss	(851,966)	-

Net loss per share - basic and diluted	$(0.02)	$-

Weighted average shares outstanding - basic and diluted	53,131,696	50,503,964

See Notes to unaudited Condensed Consolidated Financial Statements

EUROSITE POWER INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
for the Nine Months Ended September 30, 2011 and Period from Inception (July 9, 2010) to September 30, 2010
(unaudited)

	Nine Months Ended
		Inception though
	September 30,	September 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(851,966)	$-
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	321,951	-
Changes in operating assets and liabilities
(Increase) decrease in:
Income tax receivable	(65,270)
Inventory	(10,330)	-
Prepaid and other current assets	(7,667)	-
Increase (decrease) in:
Accounts payable	119,040	-
Due to related party	(99,567)	-
Accrued expenses and other current liabilities	76,100	-
Net cash used in operating activities	(517,709)	-

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,952)	-
Net cash used in investing activities	(3,952)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net of costs	1,148,401	-
Net cash provided by financing activities	1,148,401	-

Net increase in cash and cash equivalents	626,740	-
Cash and cash equivalents, beginning of the year	2,234,551	-
Cash and cash equivalents, end of the year	$2,861,291	$-

See Notes to unaudited Condensed Consolidated Financial Statements

EUROSITE POWER INC.

Notes to Interim Unaudited Condensed Consolidated Financial Statements for the period ending September 30, 2011

Note 1 — Description of business and summary of significant accounting policies:

Description of Business

EuroSite Power Inc., the Company, we, our or us, distributes, owns and operates clean, on-site energy systems that produce electricity, hot water, heat and cooling in the United Kingdom and Europe. The Company’s business model is to own the equipment it installs at customers’ facilities and to sell the energy produced by these systems to the customers on a long-term contractual basis at prices guaranteed to the customer to be below conventional utility rates. The Company calls this business the EuroSite Power “On-Site Utility”.

The Company was incorporated as a Delaware corporation on July 9, 2010 as a subsidiary of American DG Energy Inc., or American DG Energy, to introduce the American DG Energy’s On-Site Utility solution into the United Kingdom and the European market. The Company estimates that its first revenues from equipment installations in the United Kingdom and the European market will be generated by the fourth quarter of 2012.

Principles of Consolidation and Basis of Presentation

The unaudited condensed consolidated financial statements, or the Unaudited Financial Statements, presented herein have been prepared by the Company, without audit, and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the interim periods presented. The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and pursuant to the rules and regulations of the SEC, for reporting in this Quarterly Report on Form 10-Q, or the Quarterly Report. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is suggested that the Unaudited Financial Statements be read in conjunction with the consolidated financial statements and notes included in the Company’s Form 10 for the year ended December 31, 2010, as amended, or the Form 10, filed with the SEC. The Company’s operating results for the three and nine month periods ended September 30, 2011, may not be indicative of the results expected for any succeeding interim periods or for the entire year ending December 31, 2011.

The following significant accounting policies are either currently in effect or are anticipated to become effective as the Company commences its normal business activities. The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary EuroSite Power Limited, a United Kingdom registered Company.

On July 9, 2010, American DG Energy invested $45,000 in exchange for 45 million shares of the Company’s common stock, par value $.001 per share, or Common Stock, and obtained controlling interest in the Company. Also on July 9, 2010, Nettlestone Enterprises Limited, invested $5,000 in exchange for 5 million shares of the Company’s Common Stock. As of September 30, 2011 American DG Energy owned an 84.1% interest in the Company and consolidates the Company into its financial statements in accordance with GAAP.

The Company’s operations are comprised of one business segment. The Company’s business is to sell energy in the form of electricity, heat, hot water and cooling to its customers under long-term sales agreements.

The Company has experienced total net losses since inception of $891,771. For the foreseeable future, the Company expects to experience continuing operating losses and negative cash flows from operations as its management executes its current business plan. The cash and cash equivalents available at September 30, 2011 will provide sufficient working capital to meet the Company’s anticipated expenditures including installations of new equipment for the next twelve months; however, as the Company continues to grow its business by adding more energy systems, the cash requirements will increase. The Company believes that its cash and cash equivalents available at September 30, 2011 and its ability to control certain costs, including those related to general and administrative expenses, will enable it to meet its anticipated cash expenditures through September 30, 2012. Beyond September 30, 2012, the Company may need to raise additional capital through a debt financing or equity offering to meet its operating and capital needs. There can be no assurance, however, that the Company will be successful in its fundraising efforts or that additional funds will be available on acceptable terms, if at all.

Since its inception to September 30, 2011, the Company has raised a total of $3,511,000 through various private placements of Common Stock. If the Company is unable to raise additional capital in 2012 the Company may need to terminate certain of its employees and adjust its current business plan. Financial considerations may cause the Company to modify planned deployment of new energy systems and the Company may decide to suspend installations until it is able to secure additional working capital. The Company will evaluate possible acquisitions of, or investments in, businesses, technologies and products that are complementary to its business; however, the Company is not currently engaged in such discussions.

EUROSITE POWER INC.

Foreign Currency Transactions

The functional currency and the reporting currency of the Company are the U.S. dollar. Transactions denominated in foreign currencies are translated into U.S. dollars at the exchange rate in effect on the date of the transactions.  Exchange gains or losses on transactions are included in the Consolidated Statement of Operations. Such amounts were immaterial for all periods presented.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

Revenue from energy contracts will be recognized when electricity, heat, and chilled water is produced by the cogeneration systems on-site. The Company expects to bill each month based on various meter readings installed at each site. The amount of energy produced by on-site energy systems is invoiced, as determined by a contractually defined formula. Under certain energy contracts, the customer will directly acquire the fuel to power the systems and will receive credit for that expense from the Company. The credit is recorded as reduction of revenue and as cost of fuel.

As a by-product of the energy business, in some cases, the customer may choose to have the Company construct the system for them rather than have it owned by the Company. In this case, the Company will account for revenue, or turnkey revenue, and costs using the percentage-of-completion method of accounting. Under the percentage-of-completion method of accounting, revenues are recognized by applying percentages of completion to the total estimated revenues for the respective contracts. Costs will be recognized as incurred. The percentages of completion are determined by relating the actual cost of work performed to date to the current estimated total cost at completion of the respective contracts. When the estimate on a contract indicates a loss, the Company’s policy will be to record the entire expected loss, regardless of the percentage of completion. The excess of contract costs and profit recognized to date on the percentage-of-completion accounting method in excess of billings will be recorded as unbilled revenue. Billings in excess of related costs and estimated earnings will be recorded as deferred revenue.

Customers may buy out their long-term obligation under energy contracts and purchase the underlying equipment from the Company. Any resulting gain on these transactions is recognized over the payment period in the accompanying consolidated statements of operations. Revenues from operation, including shared savings will be recorded when provided and verified. Maintenance service revenue is recognized over the term of the agreement and will be billed on a monthly basis in arrears. The Company had no such arrangements to date.

Occasionally the Company will enter into a sales arrangement with a customer to construct and sell an energy system and provide energy and maintenance services over the term of the contract. Based on the fact that the Company will sell each deliverable to other customers on a stand-alone basis, the Company will determine that each deliverable has a stand-alone value. Additionally, there are no rights of return relative to the delivered items; therefore, each deliverable will be considered a separate unit of accounting. Revenue will be allocated to each element based upon its relative fair value which is determined based on the price of the deliverables when sold on a standalone basis. Revenue related to the construction of the energy system will be recognized using the percentage-of-completion method as the unit is being constructed. Revenue from the sale of energy will be recognized when electricity, heat, and chilled water is produced by the energy system, and revenue from maintenance services is recognized over the term of the maintenance agreement. The Company had no such arrangements to date.

The Company is able to participate in the demand response market and receive payments due to the availability of its energy systems. Demand response programs provide payments for either the reduction of electricity usage or the increase in electricity production during periods of peak usage throughout a utility territory. The Company also receives grants and incentives from state organizations and natural gas companies for its installed energy systems. The Company had not recognized revenue from demand response activity to date.

Other revenue represents various types of ancillary activities for which the Company expects to engage in from time to time such as the sale of equipment, and feasibility studies.

EUROSITE POWER INC.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of highly liquid cash equivalents. The Company has cash balances in certain financial institutions in amounts which occasionally exceed current federal deposit insurance limits. The financial stability of these institutions is continually reviewed by senior management. As of September 30, 2011, the Company had a balance of $2,861,291 in cash and cash equivalents and short-term investments. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Accounts Receivable

The Company will maintain receivable balances with its customers. The Company reviews its customers’ credit history before extending credit and generally does not require collateral. An allowance for doubtful accounts is established based upon factors surrounding the credit risk of specific customers, historical trends and other information. Bad debt will be written off when identified by management.

Inventory

Inventories are stated at the lower of cost or market, valued on a first-in, first-out basis. Inventory is reviewed periodically for slow-moving and obsolete items.

Supply Concentrations

The Company’s entire cogeneration unit purchases for the periods ending September 30, 2011 and 2010, respectively, were from one vendor (see “Note 5 - Related parties”). The Company believes there are sufficient alternative vendors available to ensure a constant supply of cogeneration units on comparable terms. However, in the event of a change in suppliers, there could be a delay in obtaining units which could result in a temporary slowdown of installing additional income producing sites. The Company believes there are sufficient alternative vendors available to ensure a constant supply of maintenance and installation services on comparable terms. However, in the event of a change of vendor, there could be a delay in installation or maintenance services.

Property Plant and Equipment

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method at rates sufficient to write off the cost of the applicable assets over their estimated useful lives. Repairs and maintenance are expensed as incurred.

The Company evaluates the recoverability of its long-lived assets by comparing the net book value of the assets to the estimated future undiscounted cash flows attributable to such assets. The useful life of the Company’s energy systems is lesser of the economic life of the asset or the term of the underlying contract with the customer, typically 12 to 15 years. The Company reviews the useful life of its energy systems on a quarterly basis or whenever events or changes in business circumstances indicate that the carrying value of the assets may not be fully recoverable or that the useful lives of the assets are no longer appropriate. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis.

The Company receives rebates and incentives from various utility companies which are accounted for as a reduction in the book value of the assets. The rebates are payable from the utility to the Company and are applied against the cost of construction, therefore reducing the book value of the installation. As a reduction of the facility construction costs, these rebates are treated as an investing activity in the statements of cash flows. When the rebates are a function of production of the distributed generation unit, they are recorded as income over the period of production and treated in the statements of cash flows as an operating activity. The rebates received by the Company from the utilities that apply to the cost of construction are one time rebates based on the installed cost, capacity and thermal efficiency of installed unit and are earned upon the installation and inspection by the utility and not related to or subject to adjustment based on the future operating performance of the installed unit. The rebate agreements with utilities are based on standard terms and conditions, the most significant being customer eligibility and post-installation work verification by a specific date.

EUROSITE POWER INC.

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date based on the estimated fair value of the award and is recognized as an expense in the consolidated statements of operations over the requisite service period. The fair value of stock options granted is estimated using the Black-Scholes option pricing valuation model. The Company recognizes compensation on a straight-line basis for each separately vesting portion of the option award. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility was calculated based on the average volatility of 5 companies in the same industry as the Company. The average expected life is estimated using the simplified method for “plain vanilla” options. The simplified method determines the expected life in years based on the vesting period and contractual terms as set forth when the award is made. The risk-free interest rate is based on United States Treasury zero-coupon issues with a remaining term which approximates the expected life assumed at the date of grant. When options are exercised the Company normally issues new shares.

See “Note 3 – Stockholders’ equity” for a summary of the stock option activity under our 2011 Stock Incentive Plan, as amended, and the UK Sub-Plan for the periods ending September 30, 2011 and 2010, respectively.

Loss per Common Share

The Company computes basic loss per share by dividing net loss for the period by the weighted average number of shares of Common Stock outstanding during the period. The Company computes its diluted earnings per common share using the treasury stock method. For purposes of calculating diluted earnings per share, the Company considers its shares issuable in connection with stock options and warrants to be dilutive Common Stock equivalents when the exercise price is less than the average fair market value of the Company’s Common Stock for the period. For the period ending September 30, 2011, the Company excluded 2,800,000 anti-dilutive shares resulting from exercise of stock options and warrants, and for the period ended September 30, 2010, the Company excluded 400,000 anti-dilutive shares resulting from the exercise of warrants. All shares issuable for both periods were anti-dilutive because of the reported net loss.

Other Comprehensive Net Loss

The comprehensive net loss for the periods ending September 30, 2011 and 2010,  respectively, does not differ from the reported loss.

Income Taxes

As part of the process of preparing its consolidated financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which the Company operates. This process involves the Company estimating its actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation and certain accrued liabilities for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the Company’s consolidated balance sheets. The Company must then assess the likelihood that its deferred tax assets will be recovered from future taxable income and to the extent the Company believes that recovery is not likely, the Company must establish a valuation allowance.

The Company will use a comprehensive model for the recognition, measurement and financial statement disclosure of uncertain tax positions. Unrecognized benefits are the differences between tax positions taken, or expected to be taken in tax returns and the benefits recognized for accounting purposes.

Fair Value of Financial Instruments

The Company’s financial instruments are cash and cash equivalents and accounts payable. The recorded values of cash and cash equivalents and accounts payable approximate their fair values based on their short-term nature.

Impact of New Accounting Pronouncements

The Company does not expect the impact of recently issued accounting pronouncements to have a material impact on the Company’s results of operations, financial position or cash flows.

EUROSITE POWER INC.

Note 2 — Inventory:

As of September 30, 2011 and December 31, 2010, the Company had $138,736 and $128,406, respectively, in inventory which consisted of finished goods. As of September 30, 2011 and December 31, 2010, there were no reserves recorded against inventory.

Note 3 — Stockholders’ equity:

Common Stock

On July 9, 2010, American DG Energy invested $45,000 in exchange for 45 million shares of the Company’s Common Stock and obtained controlling interest in the Company. Also on July 9, 2010, Nettlestone Enterprises Limited, invested $5,000 in exchange for 5 million shares of the Company’s Common Stock. During the period from July 9, 2010 to December 31, 2010, the Company raised an additional $2,221,019 net of costs, in a private placement by selling 2,261,000 shares of Common Stock to 25 accredited investors at a price of $1.00 per share.

During the period from January 1, 2011 to September 30, 2011, the Company raised an additional $1,148,401 net of costs, in a private placement by issuing 1,250,000 shares of Common Stock to 4 accredited investors at a price of $1.00 per share.

The holders of Common Stock have the right to vote their interest on a per share basis. At September 30, 2011, there were 53,511,000 shares of Common Stock outstanding.

Warrants

On July 12, 2010, the Company granted to Nettlestone Enterprises Limited a special purchase right, or warrant. The warrant grants the investor the non-assignable right but not the obligation, for a period of two years from July 12, 2010, to purchase 400,000 shares of the Common Stock at a per share purchase price of $1.00. The fair value of the warrants granted was estimated using the Black-Scholes option pricing valuation model and the value of the warrant was recorded in stockholder’s equity in additional paid-in capital and as a cost of the financing as a deduction to the proceeds raised.

Stock-Based Compensation

In January 2011, the Company adopted the 2011 Stock Incentive Plan, or the Plan, under which the Board of Directors may grant up to 3,000,000 shares of incentive or non-qualified stock options and stock grants to key employees, directors, advisors and consultants of the Company. On June 13, 2011, the Board of Directors unanimously amended the Plan, to increase the reserved shares of Common Stock issuable under the Plan from 3,000,000 to 4,500,000, or the Amended Plan.

Stock options vest based upon the terms within the individual option grants, usually over a five- or ten-year period with an acceleration of the unvested portion of such options upon a liquidity event, as defined in the Company’s stock option agreement. The options are not transferable except by will or domestic relations order. The option price per share under the Amended Plan is not less than the fair value of the shares on the date of the grant. The number of securities remaining available for future issuance under the Amended Plan was 2,100,000 at September 30, 2011.

On January 15, 2011, the Company granted nonqualified options to purchase 2,100,000 shares of Common Stock to five employees and two directors at a purchase price of $1.00 per share. Those options have a vesting schedule of four years and expire in ten years. The weighted average assumptions used in the Black-Scholes option pricing model include an expected life of 6.25 years, a risk-free interest rate of 3.3% and an expected volatility of 32.8%. The fair value of the options issued was $821,209, with a grant date fair value of $0.39 per option.

On June 13, 2011, the Company granted nonqualified options to purchase 300,000 shares of Common Stock to three directors at a purchase price of $1.00 per share. Those options have a vesting schedule of four years and expire in ten years. The weighted average assumptions used in the Black-Scholes option pricing model include an expected life of 6.25 years, a risk-free interest rate of 3.0% and an expected volatility of 32.8%. The fair value of the options issued was $114,982, with a grant date fair value of $0.38 per option.

During the nine month period ending September 30, 2011, the Company had 2,400,000 options outstanding and recognized employee non-cash compensation expense of $321,951 related to the issuance of those stock options. At September 30, 2011, the total compensation cost related to unvested stock option awards not yet recognized was $614,240. This amount will be recognized over the weighted average period of 3.34 years.

EUROSITE POWER INC.

Stock option activity as of, and for the nine month period ending September 30, 2011 was as follows:

		Exercise	Weighted	Weighted
		Price	Average	Average	Aggregate
	Number of	Per	Exercise	Remaining	Intrinsic
Common Stock Options	Options	Share	Price	Life	Value

Outstanding, December 31, 2010	-	-	$-	-	$-
Granted	2,400,000	$1.00	1.00
Exercised	-	-	-
Canceled	-	-	-
Expired	-	-	-
Outstanding, September 30, 2011	2,400,000	$1.00	$1.00	9.34 years	$-
Exercisable, September 30, 2011	-		$-		$-
Vested and expected to vest, September 30, 2011	2,400,000		$1.00		$-

The aggregate intrinsic value of options outstanding as of September 30, 2011 is calculated as the difference between the exercise price of the underlying options and the price of the Company’s Common Stock for options that were in-the-money as of that date. Options that were not in-the-money as of that date, and therefore have a negative intrinsic value, have been excluded from this amount.

Note 4 — Earnings per share:

Basic and diluted earnings per share for the three and nine month periods ended September 30, 2011 and 2010, respectively was as follows:

	Three Months		Nine Months
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
Earnings per share
Loss available to stockholders	$(531,850)	$-	$(851,966)	$-

Weighted average shares outstanding - Basic and diluted	53,511,000	50,503,964	53,131,696	50,503,964
Basic and diluted loss per share	$(0.01)	$-	$(0.02)	$-

Anti-dilutive shares underlying warrants outstanding	400,000	400,000	400,000	400,000
Anti-dilutive shares underlying stock options outstanding	2,400,000	-	2,400,000	-

Note 5 — Related parties:

The Company expects to purchase the majority of its energy equipment from American DG Energy, its parent. American DG Energy owns an 84.1% of the Common Stock of the Company. American DG Energy purchases energy equipment primarily from Tecogen, an affiliate of the Company, which manufactures natural gas, engine-driven commercial and industrial cooling and cogeneration systems, and from Ilios, a majority owned subsidiary of Tecogen which is developing a line of ultra-high-efficiency heating products, such as a high efficiency water heater, that provide twice the efficiency of conventional boilers, based on management estimates, for commercial and industrial applications utilizing advanced thermodynamic principles.

The Company has three affiliated companies, namely Tecogen Inc., or Tecogen, Ilios Inc., or Ilios, and GlenRose Instruments Inc., or GlenRose Instruments. These companies are affiliates because several of the major shareholders of American DG Energy, the Company’s corporate parent, have significant ownership positions in Tecogen, Ilios and GlenRose Instruments. Tecogen, Ilios and GlenRose Instruments do not own any shares of the Company, and the Company does not own any shares of Tecogen, Ilios or GlenRose Instruments. The common shareholders include John N. Hatsopoulos, who is the Chairman of the Company and GlenRose Instruments, the Chief Executive Officer of American DG Energy and Tecogen, and a Director of Ilios. Also, Dr. George N. Hatsopoulos, who is John N. Hatsopoulos’ brother, is the Chairman of American DG Energy, a Director of Tecogen and an investor in GlenRose Instruments and Ilios. Tecogen currently owns a 64.6% interest in Ilios. The business of GlenRose Instruments is not related to the business of American DG Energy, the Company and their other corporate affiliates.

EUROSITE POWER INC.

American DG Energy, GlenRose Instruments, Tecogen and Ilios, are affiliated companies by virtue of common ownership. Specifically, John N. Hatsopoulos who is the Chairman of the Company is: (a) the Chief Executive Officer of American DG Energy and holds 12.1% of the Company’s common stock, (b) the Chief Executive Officer of Tecogen and holds 21.8% of the Company’s common stock, (c) a Director of Ilios and holds 8.6% of the Company’s common stock, and (d) the Chairman of GlenRose Instruments and holds 15.7% of the Company’s common stock. Dr. George N. Hatsopoulos, who is John N. Hatsopoulos’ brother, is: (a) a Director of American DG Energy and holds 14.7% of the Company’s common stock, (b) a Director of Tecogen and holds 27.7% of the Company’s common stock, (c) an investor in Ilios and holds 3.4% of the Company’s common stock and (d) a Director of GlenRose Instruments and holds 15.7% of the Company’s common stock. Also, Nettlestone Enterprises Limited holds: (a) 7.8% of American DG Energy common stock, (b) 1.5% of Tecogen common stock, and (c) 5.2% of Ilios common stock.

American DG Energy signed a Facilities and Support Services Agreement with Tecogen on January 1, 2006, as amended. The term of the agreement commences as of the start of each year and certain portions of the agreement, including office space allocation, get renewed annually upon mutual written agreement.

On October 20, 2009, American DG Energy, in the ordinary course of its business, signed a Sales Representative Agreement with Ilios to promote, sell and service the Ilios high-efficiency heating products, such as the high efficiency water heater, in the marketing territory of the New England states, including Connecticut, Rhode Island, Massachusetts, New Hampshire, Vermont, and Maine. The marketing territory also includes all of the nations in the European Union. The initial term of this Agreement is for five years, after which it may be renewed for successive one-year terms upon mutual written agreement.

On January 4, 2010, American DG Energy entered into an agreement with Nettlestone Enterprises Limited (formerly known as Codale Ltd.), whereby Nettlestone Enterprises Limited provided American DG Energy an amount up to two hundred fifty thousand British Pounds sterling (£250,000) to cover expenses incurred in connection with an investigation and research effort for the development of the Company’s business in European markets.  Upon the Company’s formation in July 2010, the Company sold to Nettlestone Enterprises Limited 5,000,000 shares of Common Stock for $5,000.

On December 13, 2010, the Company purchased an energy system from American DG Energy for demonstration purposes and shipped it to the United Kingdom. The Company bought the energy system at cost, without markup, for $128,406, and it was put into inventory. For the nine months ended September 30, 2011, the Company’s inventory balance increased to $138,736 as compared to $128,406 at December 31, 2010, resulting in a decrease of cash by $10,330 due to additional costs for shipping the energy system to the United Kingdom and costs for payment of appropriate duties and taxes. There were no enhancements or alterations done to the energy system between the two periods.

On February 22, 2011, John N. Hatsopoulos, the Company’s Chairman of the Board, purchased 25,000 shares of the Company’s Common Stock from an accredited investor at a price of $1.00 per share and George N. Hatsopoulos purchased 25,000 shares of the Company’s Common Stock from the same accredited investor at a price of $1.00 per share. John and George Hatsopoulos are brothers.

John N. Hatsopoulos is the Company’s Chairman of the Board and is also the Chief Executive Officer of American DG Energy and Tecogen, and the Chairman of GlenRose Instruments. His salary is $1.00 per year. On average, Mr. Hatsopoulos spends approximately 20% of his business time on the affairs of the Company, but such amount varies widely depending on the needs of the business and is expected to increase as the business of the Company develops.

Barry J. Sanders, the Company’s Chief Executive Officer, is also the President and Chief Operating Officer of American DG Energy and devotes part of his business time to the affairs of American DG Energy. His salary is paid by American DG Energy but a portion is reimbursed by the Company according to the requirements of the business in a given week at a fully burdened hourly rate of $119. On average, Mr. Sanders spends approximately 20% of his business time on the affairs of the Company, but such amount varies widely depending on the needs of the business and is expected to increase as the business of the Company develops.

Anthony S. Loumidis, the Company’s Chief Financial Officer, devotes part of his business time to the affairs of American DG Energy, GlenRose Instruments, Tecogen and Ilios. His salary is paid by American DG Energy but a portion is reimbursed by GlenRose Instruments and by the Company according to the requirements of the business in a given week at a fully burdened hourly rate of $108. On average, Mr. Loumidis spends approximately 10% of his business time on the affairs of the Company, but such amount varies widely depending on the needs of the business and is expected to increase as the business of the Company develops.

The Company’s headquarters are located in Waltham, Massachusetts and consist of 2,971 square feet of office and storage space that are leased from Tecogen and shared with American DG Energy. The lease expires on March 31, 2014. American DG Energy is not currently charging the Company for utilizing its share of office space in the United States. The Company currently does not occupy any office space in the United Kingdom or Europe but intends to do so in the future. We believe that our facilities are appropriate and adequate for our current needs.

EUROSITE POWER INC.

Note 6 — Fair value measurements:

The fair value topic of the FASB Accounting Standards Codification defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The accounting guidance also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available, and minimize the use of unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value:

Level 1 — Unadjusted quoted prices in active markets for identical assets or liabilities. The Company currently does not have any Level 1 financial assets or liabilities.

Level 2 — Observable inputs other than quoted prices included in Level 1. Level 2 inputs include quoted prices for identical assets or liabilities in non-active markets, quoted prices for similar assets or liabilities in active markets and inputs other than quoted prices that are observable for substantially the full term of the asset or liability. The Company currently does not have any Level 2 financial assets or liabilities.

Level 3 — Unobservable inputs reflecting management’s own assumptions about the input used in pricing the asset or liability. The Company currently does not have any Level 3 financial assets or liabilities.

Note 7 — Subsequent events:

On November 3, 2011, the company granted its managing director options to purchase 900,000 shares of common stock at purchase price of $1.00 per share and granted each of the three members of its advisory board options to purchase 100,000 shares of common stock at purchase price of $1.00 per share. Those options have a vesting schedule of four years and expire in ten years and were made under the UK Sub-Plan to the company’s 2011 Stock Incentive Plan.

The company has evaluated subsequent events through the date of this filing and determined that no subsequent events occurred that would require recognition in the consolidated financial statements or disclosure in the notes thereto.

EUROSITE POWER INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking statements are made throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements include, among other things, statements regarding our current and future cash requirements, our expectations regarding suppliers of cogeneration units, and statements regarding potential financing activities in the future. While the Company may elect to update forward-looking statements in the future, it specifically disclaims any obligation to do so, even if the Company’s estimates change and readers should not rely on those forward-looking statements as representing the Company’s views as of any date subsequent to the date of the filing of this Quarterly Report. There are a number of important factors that could cause the actual results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading “Risk Factors” in this Quarterly Report.

The Company distributes, owns and operates clean, on-site energy systems that produce electricity, hot water, heat and cooling in the United Kingdom and Europe. The Company’s business model is to own the equipment it installs at customers’ facilities and to sell the energy produced by these systems to the customers on a long-term contractual basis at prices guaranteed to the customer to be below conventional utility rates. The Company calls this business the EuroSite Power “On-Site Utility”.

For the Nine Months Ended September 30, 2011

Revenues

The Company had no revenues for the nine months ended September 30, 2011.  However, we believe that our target market (users of up to 1 MW of electricity) has barely been penetrated in the United Kingdom and Europe and that the reduced reliability of the utility grid, increasing cost pressures experienced by energy users, advances in new, low cost technologies and distributed generation- favorable legislation and regulation will drive the Company’s near-term growth and penetration into its target market.

Cost of Sales

The Company had no cost of sales for the first nine months of 2011.

Operating Expenses

The Company had $851,966 in operating expenses for the first nine months of 2011 due to general and administrative and selling expenses associated with establishing the business such as, professional fees, legal fees, accounting and audit fees and non-cash compensation expense related to the issuance of option awards to our employees.

Net Loss

The Company had a net loss of $851,966 for the first nine months of 2011 due expenses associated with establishing the business and non-cash compensation.

For the Three and Nine Month Periods from Incorporation (July 9, 2010) to September 30, 2010

Revenues

The Company was established in July 2010 and had no revenues for the period ended September 30, 2010.

Cost of Sales

The Company had no cost of sales for the period ended September 30, 2010.

Operating Expenses

The Company had no operating expenses for the period ended September 30, 2010.

EUROSITE POWER INC.

Net Income (Loss)

The Company had no income or loss for the period ended September 30, 2010.

Liquidity and Capital Resources

The Company’s consolidated working capital at September 30, 2011 was $2,845,648. Included in working capital were cash and cash equivalents of $2,861,291 a result of funds raised in 2010 and during the first nine months of 2011.

Cash used in operating activities was $517,709 during the first nine months of 2011. The Company's inventory balance increased to $138,736 in the first nine months of 2011 compared to $128,406 at December 31, 2010 resulting in a decrease of cash of $10,330 due to the purchase of an energy system from American DG Energy for the United Kingdom. The increase between the two periods is associated with additional costs for shipping the energy system to the United Kingdom and costs for payment of appropriate duties and taxes. There were no enhancements or alterations done to energy system between the two periods.

The Company’s accounts payable balance increased to $126,729 at September 30, 2011 compared to $7,689 at December 31, 2010 resulting in an increase of cash of $119,040 due to an increase in utilization of consulting services. Our  due to related party balance decreased to $23,153 at September 30, 2011 compared to $122,720 at December 31, 2010 resulting in a decrease of cash of $99,567 due to payments to American DG Energy in connection with the purchase of an energy system. The Company’s accrued expenses and other current liabilities increased to $77,434 at September 30, 2011 compared to $1,334 at December 31, 2010 resulting in an increase of cash of $76,100 due to consulting services and fund raising expenses.

The Company's financing activities provided $1,148,401 of cash, net of costs, in the first nine months of 2011 from the sale of common stock.

The Company will own the energy-producing equipment at the customer’s site; therefore, the business will be capital intensive. The Company believes that its cash and cash equivalents available at September 30, 2011 and its ability to control certain costs, including those related to selling, general and administrative expenses, will enable it to meet its anticipated cash expenditures through September 30, 2012. Beyond September 30, 2012, the Company may need to raise additional capital through a debt financing or equity offering to meet its operating and capital needs. There can be no assurance, however, that the Company will be successful in its fundraising efforts or that additional funds will be available on acceptable terms, if at all.

Our ability to continue to access capital could be impacted by various factors including general market conditions and the continuing slowdown in the economy, interest rates, the perception of our potential future earnings and cash distributions, any unwillingness on the part of lenders to make loans to us and any deterioration in the financial position of lenders that might make them unable to meet their obligations to us. If these conditions continue and we cannot raise funds through a public or private debt financing, or an equity offering, our ability to grow our business may be negatively affected and the Company may need to suspend any new installation of energy systems and significantly reduce its operating costs until market conditions improve.

Significant Accounting Policies and Critical Estimates

The Company’s significant accounting policies are discussed in the Notes to the Consolidated Financial Statements above and are those that are incorporated in the Form 10 filed with the SEC. The accounting policies and estimates that can have a significant impact upon the operating results, financial position and footnote disclosures of the Company are described in the above notes and “Note 2—Summary of significant accounting policies” to the Consolidated Financial Statements in the Company’s Form 10 filed with the SEC.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, including any outstanding derivative financial statements, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

EUROSITE POWER INC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4. Controls and Procedures

Management’s evaluation of disclosure controls and procedures:

Our disclosure controls and procedures are designed to provide reasonable assurance that the control system’s objectives will be met. Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures as of  September 30, 2011, or the Evaluation Date, have concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective due to material weaknesses in financial reporting relating to lack of personnel with a sufficient level of accounting knowledge and a small number of employees dealing with general controls over information technology. At the present time, our management has decided that, considering the employees involved and the control procedures in place, there are risks associated with the above, but the potential benefits of adding additional employees to mitigate these weaknesses do not justify the expenses associated with such increases. Management will continue to evaluate the above weaknesses, and as the Company grows and resources become available, the Company plans to take the necessary steps in the future to remediate the weaknesses.

For these purposes, the term disclosure controls and procedures of an issuer means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting:

In connection with the evaluation referred to in the foregoing paragraph, we will make changes in our internal controls over financial reporting as soon as the resources become available. As of September 30, 2011, no changes have been made to the Company’s process.

Report of Management on Internal Control over Financial Reporting:

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Exchange Act. Management conducted an evaluation of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion of this evaluation. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2011.

As of September 30, 2011, we had eleven employees, including three full time employees and one part time employee in the United Kingdom and seven part time employees in the United States. The Company currently does not have personnel with a sufficient level of accounting knowledge, experience and training in the selection, application and implementation of generally acceptable accounting principles as it relates to complex transactions and financial reporting requirements. The Company also has a small number of employees dealing with general controls over information technology security and user access. This constitutes a material weakness in financial reporting. At this time, management has decided that considering the employees involved and the control procedures in place, there are risks associated with the above, but the potential benefits of adding additional employees to mitigate these weaknesses, does not justify the expenses associated with such increases. Management will continue to evaluate the above weaknesses.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal control over financial reporting to prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

EUROSITE POWER INC.

PART II – OTHER INFORMATION

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Risk Factors” in our registration statement on Form 10. The risks discussed in our registration statement on Form 10 could materially affect our business, financial condition and future results. The risks described in our registration statement on Form 10 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.

There have been no material changes to the risks disclosed in our registration statement on Form 10.

Item 6.  Exhibits

Exhibit
Number		Description of Exhibit

31.1*	–	Rule 13a-14(a) Certification of Chief Executive Officer

31.2*	–	Rule 13a-14(a) Certification of Chief Financial Officer

32.1**	–	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

* Filed herewith
** Furnished herewith

EUROSITE POWER INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 14, 2011.

EUROSITE POWER INC.
(Registrant)

By:	/s/ BARRY J. SANDERS
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ ANTHONY S. LOUMIDIS
Chief Financial Officer
(Principal Financial Officer)