Form 10-Q/A
period 2011-09-30
EUROSITE POWER INC
filed 2011-11-17
CIK 1528103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A

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

EUROSITE POWER INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDING SEPTEMBER 30, 2011

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets – September 30, 2011 and December 31, 2010 (unaudited)	3

	Condensed Consolidated Statements of Operations – Three Months Ended September 30, 2011 and Period from Inception (July 9, 2010) to September 30, 2010 (unaudited)	4

	Condensed Consolidated Statements of Operations – Nine Months Ended September 30, 2011 and Period from Inception (July 9, 2010) to September 30, 2010 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows – Nine Months Ended September 30, 2011 and Period from Inception (July 9, 2010) to September 30, 2010 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	17

Item 4.	Controls and Procedures	17

PART II - OTHER INFORMATION

Item 1A.	Risk Factors	18

Item 6.	Exhibits	18

Signatures		19

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
(unaudited)

	Nine Months Ended
		Inception though
	September 30,	September 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(851,966)	$-
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	321,951	-
Changes in operating assets and liabilities
(Increase) decrease in:
Income tax receivable	(65,270)
Inventory	(10,330)	-
Prepaid and other current assets	(7,667)	-
Increase (decrease) in:
Accounts payable	119,040	-
Due to related party	(99,567)	-
Accrued expenses and other current liabilities	76,100	-
Net cash used in operating activities	(517,709)	-

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,952)	-
Net cash used in investing activities	(3,952)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net of costs	1,148,401	1,401,232
Net cash provided by financing activities	1,148,401	1,401,232

Net increase in cash and cash equivalents	626,740	1,401,232
Cash and cash equivalents, beginning of the period	2,234,551	-
Cash and cash equivalents, end of the period	$2,861,291	$1,401,232

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4. Controls and Procedures

Management’s evaluation of disclosure controls and procedures:

Our disclosure controls and procedures are designed to provide reasonable assurance that the control system’s objectives will be met. Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures as of  September 30, 2011, or the Evaluation Date, have concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective due to material weaknesses in financial reporting relating to lack of personnel with a sufficient level of accounting knowledge and a small number of employees dealing with general controls over information technology. At the present time, our management has decided that, considering the employees involved and the control procedures in place, there are risks associated with the above, but the potential benefits of adding additional employees to mitigate these weaknesses do not justify the expenses associated with such increases. Management will continue to evaluate the above weaknesses, and as the Company grows and resources become available within the next twelve months, the Company expects to have the necessary resources to hire the appropriate employees and remediate the weaknesses.

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

As of September 30, 2011, we had eleven employees, including three full time employees and one part time employee in the United Kingdom and seven part time employees in the United States. The Company currently does not have personnel with a sufficient level of accounting knowledge, experience and training in the selection, application and implementation of generally acceptable accounting principles as it relates to complex transactions and financial reporting requirements. The Company also has a small number of employees dealing with general controls over information technology security and user access. This constitutes a material weakness in financial reporting. At this time, management has decided that considering the employees involved and the control procedures in place, there are risks associated with the above, but the potential benefits of adding additional employees to mitigate these weaknesses, does not justify the expenses associated with such increases. Management will continue to evaluate the above weaknesses, and as the Company grows and resources become available within the next twelve months, the Company expects to have the necessary resources to hire the appropriate employees and remediate the weaknesses.

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

* Filed herewith
** Furnished herewith

EUROSITE POWER INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 17, 2011.

EUROSITE POWER INC.
(Registrant)

By:	/s/ BARRY J. SANDERS
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ ANTHONY S. LOUMIDIS
Chief Financial Officer
(Principal Financial Officer)