Form 10-K
period 2011-12-31
EUROSITE POWER INC
filed 2012-03-23
CIK 1528103

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-54484

EUROSITE POWER INC.

(Exact name of Registrant as specified in its charter)

Delaware	27-5250881
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

45 First Avenue
Waltham, Massachusetts	02451
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (781) 622-1120

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	N/A

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every

Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or an amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The aggregate market value of the voting shares of the registrant held by non-affiliates is not applicable because our common stock was not yet trading as of June 30, 2011.

As of March 23, 2012 the registrant’s shares of common stock outstanding were: 54,362,100.

WARNING CONCERNING FORWARD-LOOKING STATEMENTS

THIS ANNUAL REPORT ON FORM 10-K CONTAINS forward-looking statements within the meaning of the PRIVATE Securities Litigation Reform Act of 1995 and OTHER Federal Securities laws. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, AND ARE NOT GUARANTEED TO OCCUR AND may not occur. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS.

WE GENERALLY IDENTIFY FORWARD-LOOKING STATEMENTS BY TERMINOLOGY SUCH AS “MAY,” “WILL,” “SHOULD,” “EXPECTS,” “PLANS,” “ANTICIPATES,” “COULD,” “INTENDS,” “TARGET,” “PROJECTS,” “CONTEMPLATES,” “BELIEVES,” “ESTIMATES,” “PREDICTS,” “POTENTIAL” OR “CONTINUE” OR THE NEGATIVE OF THESE TERMS OR OTHER SIMILAR WORDS. THESE STATEMENTS ARE ONLY PREDICTIONS. THE OUTCOME OF THE EVENTS DESCRIBED IN THESE FORWARD-LOOKING STATEMENTS IS SUBJECT TO KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE OUR, OUR CUSTOMERS’ OR OUR INDUSTRY’S ACTUAL RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS, TO DIFFER.

THIS REPORT ALSO CONTAINS MARKET DATA RELATED TO OUR BUSINESS AND INDUSTRY. THESE MARKET DATA INCLUDE PROJECTIONS THAT ARE BASED ON A NUMBER OF ASSUMPTIONS. IF THESE ASSUMPTIONS TURN OUT TO BE INCORRECT, ACTUAL RESULTS MAY DIFFER FROM THE PROJECTIONS BASED ON THESE ASSUMPTIONS. AS A RESULT, OUR MARKETS MAY NOT GROW AT THE RATES PROJECTED BY THESE DATA, OR AT ALL. THE FAILURE OF THESE MARKETS TO GROW AT THESE PROJECTED RATES MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, RESULTS OF OPERATIONS, FINANCIAL CONDITION AND THE MARKET PRICE OF OUR COMMON STOCK.

SEE “ITEM 1A. RISK FACTORS,” “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” AND “BUSINESS,” AS WELL AS OTHER SECTIONS IN THIS REPORT, THAT DISCUSS SOME OF THE FACTORS THAT COULD CONTRIBUTE TO THESE DIFFERENCES. THE FORWARD-LOOKING STATEMENTS MADE IN THIS ANNUAL REPORT ON FORM 10-K RELATE ONLY TO EVENTS AS OF THE DATE OF WHICH THE STATEMENTS ARE MADE. EXCEPT AS REQUIRED BY LAW, WE UNDERTAKE NO OBLIGATION TO UPDATE OR RELEASE ANY FORWARD- LOOKING STATEMENTS AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

EUROSITE POWER INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

EUROSITE POWER INC.

PART I

Item 1. Business.

General

EuroSite Power Inc., or the Company, we, our or us, has been organized to distribute, own and operate clean, on-site energy systems that produce electricity, hot water, heat and cooling in the United Kingdom and Europe. Our business model is to own the equipment that we install at customers’ facilities and to sell the energy produced by these systems to the customers on a long-term contractual basis at prices guaranteed to the customer to be below conventional utility rates. We call this business the EuroSite Power “On-Site Utility”. As of December 31, 2011, the Company did not have any installations in the United Kingdom or Europe.

The Company was incorporated as a Delaware corporation on July 9, 2010 and is currently an 82.8% subsidiary of American DG Energy Inc., or American DG Energy. American DG Energy is an onsite energy company that sells energy in the form of electricity, heat, hot water and air conditioning under long-term contracts with commercial, institutional and light industrial customers in the United States. EuroSite Power plans to introduce the American DG Energy business model to the United Kingdom and Europe.

On September 17, 2010, the Company registered as a wholly-owned subsidiary EuroSite Power Limited with the Registrar of Companies for England and Wales, to introduce the American DG Energy business model to the United Kingdom only. As the Company grows beyond the United Kingdom into other parts of Europe, it is expected that it will set up separate wholly-owned subsidiaries to do business in those countries. We currently estimate that our first revenues from equipment installations in the United Kingdom and the European market will be generated by the fourth quarter of 2012. The Company’s website is at www.eurositepower.co.uk, but our website address included in this Annual Report is a textual reference only and the information in the website is not incorporated by reference into this Annual Report.

The Company has three affiliated companies, namely Tecogen Inc., or Tecogen, Ilios Inc., or Ilios, and GlenRose Instruments Inc., or GlenRose Instruments. These companies are affiliates because several of the major shareholders of American DG Energy, the Company’s corporate parent, have significant ownership positions in Tecogen, Ilios and GlenRose Instruments. Tecogen, Ilios and GlenRose Instruments do not own any shares of the Company, and the Company does not own any shares of Tecogen, Ilios or GlenRose Instruments. The common shareholders include John N. Hatsopoulos, who is the Chairman of the Company and GlenRose Instruments, the Chief Executive Officer and director of American DG Energy and Tecogen, and a director of Ilios. Also, Dr. George N. Hatsopoulos, who is John N. Hatsopoulos’ brother, is the Chairman of American DG Energy, a director of Tecogen and an investor in GlenRose Instruments and Ilios.

Tecogen is a leading manufacturer of combined heat and power products, or CHP, including natural gas engine-driven cogeneration and air conditioning systems for industrial and commercial use. Ilios is a subsidiary of Tecogen that was formed in April 2009 to develop and distribute a line of ultra-high-efficiency heating products, such as a high efficiency water heater, that provide twice the efficiency of conventional boilers, based on management estimates, for commercial and industrial applications utilizing advanced thermodynamic principles. American DG Energy and EuroSite Power purchase energy equipment from various suppliers. The primary types of equipment used are natural gas engine-driven cogeneration and air conditioning systems provided by Tecogen and Ilios. Both Tecogen and American DG Energy will distribute the Ilios products. The business of GlenRose Instruments is not related to the business of American DG Energy, the Company and their other corporate affiliates.

In July 2011, the Company hired a Managing Director in the United Kingdom to put together a sales and marketing team in order to generate revenues from equipment installations. As of the date of this Annual Report on Form 10-K, the Company did not have any operations, has not generated revenues or sold any energy systems.

When we commence operations, our On-Site Utility will supply electricity, heat, hot water and cooling at a discounted price to properties such as healthcare facilities, hotels, large, multi-family housing, leisure centers, schools and colleges. The Company’s natural gas-powered cogeneration systems will produce electricity from an internal combustion engine that drives a generator, while the heat from the engine and exhaust is recovered and typically used to produce heat and hot water for use at the site. The Company will also distribute and operate water chiller systems for building cooling applications that operate in a similar manner, except that the engine’s power drives a large air-conditioning compressor while recovering heat for hot water. Cogeneration systems reduce the amount of electricity that the customer must purchase from the local utility at a higher cost, and produce valuable heat and hot water for the site to use as required. By simultaneously providing electricity, hot water and heat, cogeneration systems also have a significant, positive impact on the environment by reducing the carbon or CO2 produced. Reliability is also enhanced because the customer remains connected to the electric grid and the failure of either source of electricity does not result in a power outage.

EUROSITE POWER INC.

Distributed Generation of electricity, or DG, is often referred to as cogeneration, or combined heat and power systems, or CHP. DG is an attractive option for reducing energy costs and increasing the reliability of available energy. DG has been successfully implemented by others in large industrial installations over 10 Megawatts, or MW, where the market has been growing for several years, and is increasingly being accepted in the smaller size installations that we target because of technology improvements, increased energy costs and better DG economics. We believe that our target market (users of up to 1 MW) has barely been penetrated in the United Kingdom and Europe and that the reduced reliability of the utility grid, increasing cost pressures experienced by energy users, advances in new, low-cost technologies and DG-favorable legislation and regulation may drive the Company’s near-term growth and penetration into its target market.

The following is a summary of the reasons why we believe that the United Kingdom and European markets are attractive:

•	Our target countries (beginning with the United Kingdom, to be followed by Spain and Belgium) have large, urban markets with a high local density of target customers with large buildings in major cities (including hotels, healthcare facilities and large multi-family residential buildings).
•	Significant incentives, rebates and support are available for the installation and operation of CHP systems in Europe.
•	Government policy in Europe currently favors energy-efficient and environmentally friendly technologies and businesses.
•	Other companies deploying CHP systems have generated revenue from the environmental and carbon benefits of their systems.
•	Electricity prices are expected to increase significantly in Europe in the coming years.
•	The competition is focused on larger systems (both in footprint size and in kilowatts, or energy size). Our inverter-based InVerde 100-kW is small enough to fit into smaller buildings and has the proper energy production to match more buildings based on hot water needs. We expect to offer the only inverter-based CHP on the market.
•	Our potential customers are aware of and seeking energy- and environmentally- friendly solutions. However, capital budgets have shrunk or disappeared. The On-Site Utility approach requiring no customer capital might fit the market needs well.
•	Our sales model will target the top property owners with suitable operations for our On-Site Utility. Our direct sales team, advisory board and sales partners will be selected to target these customers.
•	Due to the slowdown in the economy, we will have many options to select technical partners to aid in installing and maintaining the energy systems. These will range from existing competitors to mechanical contractors.
•	We expect, at the outset, to use our domestic systems (in the United States) to handle items such as system monitoring and customer billing.
•	There should be a special opportunity and advantage to sell cogeneration equipment running on natural gas in central London and in Europe because these areas already have electrical capacity connection constraints such that a natural gas chiller is likely to provide better economics to the customer and may reduce dependence on the electrical grid for other usages in the building.
•	With the additional introduction of the Ilios high efficiency water heater in the first half of 2012, and the introduction of the Low Emissions Technology in August of 2011, developed by Tecogen we expect to market a full array of highly innovative, efficient, and low emissions technologies to produce, electricity, hot water, heat and cooling.

CHP is already widely supported by governments in the European Union with many forms of government assistance provided to promote its use. In the European Union countries, CHP is widely viewed as a key measure to enable achievement of target reductions in greenhouse gas emissions. Legislation forcing companies to reduce their carbon footprint is having a large impact on CHP sales; there are also planning laws which force new building owners to provide at least 10% of their power supply from renewable sources (CHP is deemed renewable from a planning perspective). For example, the London Energy plan specifically supports and promotes CHP as a technology. We believe that our primary near-term opportunity for distributed generation energy and equipment sales is where commercial electricity rates exceed $0.12 per kW hour, or kWh. Attractive DG economics are currently attainable in applications that include hospitals, nursing homes, multi-tenant residential housing, hotels, schools and colleges, recreational facilities, food processing plants, dairies and other light industrial facilities.

When we commence operations we will purchase energy equipment from various suppliers. The primary type of equipment used will be a natural gas-powered, reciprocating engine provided by Tecogen, a leading manufacturer of natural gas engine-driven commercial and industrial cooling and cogeneration systems that are suitable for a variety of applications. A CHP system simultaneously produces two types of energy – heat and electricity – from a single fuel source, often natural gas. The two key components of a CHP system are an internal combustion reciprocating engine and an electric generator. The internal combustion reciprocating engine is provided to Tecogen by General Motors Company modified to run on natural gas and is a low-cost, mass-produced, internal combustion engine that is used primarily in light trucks and sport utility vehicles. The clean natural gas fired engine spins a generator to produce electricity. The natural byproduct of the working engine is heat. The heat is captured and used to supply space heating, heating domestic hot water, laundry hot water or to provide heat for swimming pools and spas.

EUROSITE POWER INC.

The Company will also purchase energy equipment from Ilios. Based on management estimates, the equipment developed by Ilios, such as a high efficiency water heater, provides twice the efficiency of conventional boilers for commercial and industrial applications utilizing advanced thermodynamic principles. The Ilios products incorporate mechanical work to extract heat from the environment in order to supplement the chemical energy available in the fuel. The result is a significant boost in efficiency and reduction in carbon emissions.

As other power sources that use alternative energy technologies mature to the point that they are reliable and economical, we may consider employing them to supply energy for our customers. We regularly assess the technical, economic, and reliability issues associated with systems that use solar, micro-turbine or fuel cell technologies to generate power.

The Company and its Affiliates

American DG Energy, GlenRose Instruments, Tecogen and Ilios, are affiliated companies by virtue of common ownership. Specifically, John N. Hatsopoulos who is the Chairman of the Company is: (a) the Chief Executive Officer and director of American DG Energy and holds 12.2% of the company’s common stock, (b) the Chief Executive Officer and director of Tecogen and holds 27.6% of the company’s common stock, (c) a director of Ilios and holds 7.3% of the company’s common stock, and (d) the Chairman of GlenRose Instruments and holds 15.7% of the company’s common stock. Dr. George N. Hatsopoulos, who is John N. Hatsopoulos’ brother, is: (a) a director of American DG Energy and holds 14.7% of the company’s common stock, (b) a director of Tecogen and holds 26.2% of the company’s common stock, (c) an investor in Ilios and holds 2.9% of the company’s common stock and (d) an investor of GlenRose Instruments and holds 15.7% of the company’s common stock.

Background and Market

The delivery of energy services to commercial and residential customers has evolved over many decades into an inefficient and increasingly unreliable structure. Power for lighting, air conditioning, refrigeration, communications and computing demands comes almost exclusively from centralized power plants serving users through a complex grid of transmission and distribution lines and substations. Even with continuous improvements in central station generation and transmission technologies, today’s power industry according to the Energy Information Administration is only about 33% efficient, meaning that it discharges to the environment roughly twice as much heat as the amount of electrical energy delivered to end-users. Since coal accounts for a large part of electric power generation, these inefficiencies are a major contributor to rising atmospheric CO2 emissions. Countermeasures being sought to limit global warming are expected to favor the deployment of alternative energy technologies.

Most thermal energy for space heating and hot water services is produced by on-site boilers and furnaces that burn either natural gas or petroleum distillate fuels. This separation of thermal and electrical energy supply services has persisted despite a general recognition that CHP can be significantly more energy efficient than central generation of electricity only. Except in large-scale industrial applications (e.g., paper and chemical manufacturing), cogeneration has not attained general acceptance. This has been due, in part, to the long-established monopoly-like structure of the regulated utility industry. Also, the technologies previously available for small on-site cogeneration systems were incapable of delivering the reliability, cost and environmental performance necessary to displace or even substantially modify the established power industry structure.

The Role of Distributed Generation

Distributed Generation is the production of two sources or two types of energy (electricity or cooling and heat) from a single energy source (natural gas). We will use technology that utilizes a low-cost, mass-produced, internal combustion engine from General Motors, used primarily in light trucks and sport utility vehicles that is modified to run on natural gas. The engine spins either a standard generator to produce electricity, or a conventional compressor to produce cooling. For heating, since the working engine generates heat, we capture the byproduct heat with a heat exchanger and utilize the heat for facility applications in the form of space heating and hot water for buildings or industrial facilities. This process is very similar to an automobile, where the engine provides the motion to the automobile and the byproduct heat is used to keep the passengers warm during the winter months. For refrigeration or cooling, standard available equipment uses an electric motor to spin a conventional compressor to make cooling. We will replace the electric motor with the same modified engine that runs on natural gas to spin the compressor to run a refrigeration cycle and produce cooling.

EUROSITE POWER INC.

Distributed generation refers to the application of small-scale energy production systems, including electricity generators, at locations in close proximity to the end-use loads that they serve. Integrated energy systems, operating at user sites but interconnected to existing electric distribution networks, can reduce demand on the nation’s utility grid, increase energy efficiency, avoid the waste inherent in long distance wire and cable transmission of electricity, reduce air pollution and greenhouse gas emissions, and protect against power outages, while, in most cases, significantly lowering utility costs for power users and building operators.

Until recently, many DG technologies have not been a feasible alternative to traditional energy sources because of economic, technological and regulatory considerations. Even now, many “alternative energy” technologies (such as solar, wind, fuel cells and micro-turbines) have not been sufficiently developed or proven to economically meet the demands of commercial users or the ability to be connected to the existing utility grid.

When we commence operations we intend to supply cogeneration systems that are capable of meeting the demands of commercial users and that can be connected to the existing utility grid. Specific advantages of the Company’s On-Site Utility approach of multiple energy services, compared with traditional centralized generation and distribution of electricity alone, include the following:

•	Greatly increased overall energy efficiency (up to 90% versus less than 33% for the existing power grid), according to the Environmental and Energy Study Institute, or EESI[1].
•	Rapid adaptation to changing demand requirements (e.g., weeks, not years to add new generating capacity where and when it is needed).
•	Ability to by-pass transmission line and substation bottlenecks in congested service areas.
•	Avoidance of site and right-of-way issues affecting large-scale power generation and distribution projects.
•	Clean operation, from using natural gas fired reciprocating engines using microprocessor combustion controls and low-cost exhaust catalyst technology developed for automobiles.
•	Rapid economic paybacks for equipment investments, often three to five years when compared to existing utility costs and technologies.
•	Relative insensitivity to fuel prices due to high overall efficiencies achieved with cogeneration of electricity and thermal energy services, including the use of waste heat to operate absorption type air conditioning systems (displacing electric-powered cooling capacity at times of peak summer demand).
•	Reduced vulnerability of multiple de-centralized small-scale generating units compared to the risk of major outages from natural disasters or terrorist attacks against large central-station power plants and long distance transmission lines.
•	Ability to remotely monitor, control and dispatch energy services on a real-time basis using advanced switchgear, software, microprocessor and internet modalities. Through our on-site energy products and services, energy users will be able to optimize, in real time, the mix of centralized and distributed electricity-generating resources.

Also, DG systems possess significant positive environmental impact. The United States Environmental Protection Agency, or EPA, has created a Combined Heat and Power Partnership to promote the benefits of DG systems. The Company is a member of this Partnership. The following statement is found on the EPA web site.

“Combined heat and power systems offer considerable environmental benefits when compared with purchased electricity and onsite-generated heat. By capturing and utilizing heat that would otherwise be wasted from the production of electricity, CHP systems require less fuel than equivalent separate heat and power systems to produce the same amount of energy. Because less fuel is combusted, greenhouse gas emissions, such as carbon dioxide (CO2), as well as criteria air pollutants like nitrogen oxides (NOx) and sulfur dioxide (SO2), are reduced.2”

The disadvantages of the Company’s On-Site Utility are:

•	Cogeneration is a mechanical process and our equipment will be susceptible to downtime or failure.

 1 See Environmental and Energy Study Institute (EESI), Energy Generation and Distribution Efficiency, http://www.eesi.org/generation_distribution. This website address and any other website addresses included in this Annual Report on Form 10-K are included as textual references only and the information in such websites is not incorporated by reference into this Annual Report on Form 10-K.

2 See: http://epa.gov/chp/basic/environmental.html. This website address and any other website addresses included in this Annual Report on Form 10-K are included as textual references only and the information in such websites is not incorporated by reference into this Annual Report on Form 10-K.

EUROSITE POWER INC.

•	The base-rate of an electric utility is determined by a certain number of subscribers. DG at a significant scale may reduce the number of subscribers and therefore it may increase the base-rate for the electric utility for its customer base.
•	By committing to our long-term agreements, a customer may be forfeiting the opportunity to use more efficient technology that may become available in the future.

The DG Market Opportunity

We believe that our primary near-term opportunity for DG energy and equipment sales is where commercial electricity rates exceed $0.12 per kWh. Attractive DG economics in the United Kingdom and Europe are currently attainable in applications that include hospitals, nursing homes, multi-tenant residential housing, hotels, schools and colleges, recreational facilities, food processing plants, dairies and other light industrial facilities.

Early in 2010, American DG Energy performed a feasibility study of the European market to determine the viability of expanding its On-Site Utility business into Europe. This study and business plan report reached the conclusions that: (a) there is untapped customer demand to provide small-scale CHP packages in the commercial sector through a fully financed, output-based electricity and hot water contract, (b) there is a lack of competition in this space in the target customer segments (hotel, healthcare and multi-tenant residential) and (c) the underlying economic fundamentals are attainable, with a combination of sufficient spark spreads and government fiscal support.

The study analyzed the entire European market; however it focused on the United Kingdom, Spain and Belgium as the primary markets to start operations. The study estimated that there are over 13,700 sites in those three countries providing a $900 million annual electricity market plus a $600 million heat and hot water energy market, for a combined market potential of $1.5 billion. The data used to calculate the Company’s market potential is derived by Company estimates.

However, our business model is untested in the United Kingdom and Europe, and we have not installed any equipment there and have no customer contracts there. It is extremely difficult to predict whether we will achieve any success in developing our business. There can be no assurance that we will generate revenues or that revenues will generate profits or be sufficient to maintain our business. American DG Energy, our parent, has experienced total net losses since inception of approximately $17.9 million. For the foreseeable future, we expect to experience continuing operating losses and negative cash flows from operations as our management attempts to execute our current business plan.”

Business Model

Our parent, American DG Energy is an onsite energy company that sells energy in the form of electricity, heat, hot water and air conditioning under long-term contracts with commercial, institutional and light industrial customers. We intend to implement our parent’s business strategy in the United Kingdom and Europe by installing our systems at no cost to our customers and retaining ownership of the system. Because our systems may operate at up to 90% efficiency, according to the EESI (versus less than 33% for the existing power grid), we expect to be able to sell the energy produced by these systems to our customers at prices below their existing cost of electricity (or air conditioning), heat and hot water. Our cogeneration systems will consist of natural gas-powered internal combustion engines that drive an electrical generator to produce electricity and that capture the engine heat to produce space heating and hot water. Our energy systems may also be configured to drive a compressor that produces air conditioning and that also captures the engine heat.

To date, American DG Energy’s installations all run in conjunction with the electric utility grid and require standard interconnection approval from the local utility. Our customers use both our energy system and the electric utility grid for their electricity requirements. We will typically supply the first 20% to 60% of the building’s electricity requirements while the remaining electricity is supplied by the electric utility grid. Our customers will be contractually bound to use the energy we supply.

To date, the price that American DG Energy has charged its customers is set forth in customer contracts at a discount to the price of the building’s local electric utility. For the 20% to 60% portion of the customer’s electricity that is supplied, the customer realizes immediate savings on its electric bill. In addition to electricity, it sells the heat and hot water at the same price the customer was previously paying or at a discount equivalent to the customer’s discount on electricity. Air conditioning systems are also priced at a discount so that the customer realizes overall cost savings from the installation.

Since we intend to own and operate the energy systems and since customers have no investment in the units, we expect that our customers will benefit from no capital requirements and no operating responsibilities. We will operate the energy systems so our customers require no staff and have no energy system responsibilities; they are bound, however, to pay for the energy supplied by the energy systems over the term of the agreement.

EUROSITE POWER INC.

Energy and Products Portfolio

We will provide the same full range of CHP product and energy options that are provided by American DG Energy, including:

•	Energy Sales
o	Electricity
o	Thermal (Hot Water, Heat and Cooling)
•	Energy Producing Products
o	Cogeneration Packages
o	Chillers
o	Natural Gas Heat Pumps
o	Complementary Energy Equipment (e.g., boilers, etc.)
o	Alternative Energy Equipment (e.g., solar, fuel cells, etc.)
•	Turnkey Installation Energy Producing Products with Incentives
•	Other Revenue Opportunities

Energy Sales

For customers seeking an alternative to the outright purchase of CHP equipment, we will install, maintain, finance, own and operate complete on-site CHP systems that supply, on a long-term, contractual basis, electricity and other energy services. Our business model is to sell the energy to customers at a guaranteed discount rate to the rates charged by conventional utility suppliers. Customers will be billed monthly and benefit from a reduction in their current energy bills without the capital costs and risks associated with owning and operating a cogeneration or chiller system. Also, by outsourcing the management and financing of on-site energy facilities to us, they will reap the economic advantages of DG without the need for retaining specialized in-house staff with skills unrelated to their core business. Customers will benefit from our On-Site Utility in a number of ways:

•	Guaranteed lower price for energy
•	Only pay for the energy they use
•	No capital costs for equipment, engineering and installation
•	No equipment operating costs for fuel and maintenance
•	Immediate cash flow improvement
•	Significant green impact by the reduction of carbon produced
•	No staffing, operations and equipment responsibility

Our customers will pay us for energy produced on site at a rate that is a certain percentage below the rate at which the utility companies provide them electrical and natural gas services. We will measure the actual amount of electrical and thermal energy produced, and charge our customers accordingly. We intend to install, operate, maintain and repair our energy systems at our sole cost and expense. We also intend to obtain any necessary permits or regulatory approvals at our sole expense. Our agreements will generally be for a term of 15 years, renewable for two additional five years terms upon the mutual agreement of the parties.

In regions where high electricity rates prevail, monthly payments for CHP energy services can yield attractive paybacks (e.g. often 3-5 years) on our investments in On-Site Utility projects. We expect the price of natural gas to have a minor effect on the financial returns obtained from our energy service contracts because the value of hot water and other thermal services produced from the recovered heat generated by the internal combustion engine in our On-Site Utility system will increase in proportion to higher fuel costs. This recovered energy, which comprises up to 60% of the total heating value of fuel supplied to the CHP equipment, displaces fuel that would otherwise be burned in conventional boilers.

Energy Producing Products

We intend to offer cogeneration units sized to produce 100 kW of electricity, water chillers sized to produce 200 to 400 tons of cooling and high efficiency water heaters. For cogeneration, we prefer a modular design approach to allow us to group multiple units together to serve customers with considerably larger power requirements. Often, cogeneration units are conveniently dispersed within a large operation, such as a hospital or campus, serving multiple process heating systems that would otherwise be impractical to serve from a single large machine. The equipment we select often yield overall energy efficiencies in excess of 80% (from our equipment supplier’s specifications).

EUROSITE POWER INC.

We will also purchase energy equipment that incorporates mechanical work to extract heat from the environment in order to supplement the chemical energy available in the fuel. The result of that equipment is a significant boost in efficiency and carbon emissions benefit relative to conventional heating systems.

Many other DG technologies are challenged by technical, economic and reliability issues associated with systems that generate power using solar, micro-turbine or fuel cell technologies, which have not yet proven to be economical for typical customer needs. As other power sources that use alternative energy technologies mature to the point that they are reliable and economical, we may consider employing them to supply energy for our customers.

Service and Installation

Where appropriate, we intend to utilize the best local service infrastructure for the equipment we deploy. We will require long-term maintenance contracts and ongoing parts sales. Our centralized remote monitoring capability will allow us to keep track of our equipment in the field. Our installations will be performed by local contractors with experience in energy cogeneration systems.

For the occasional customers that want to own the CHP system themselves, we will offer our “turn-key” option whereby we will sell equipment and provide systems engineering, installation, interconnect approvals, on-site labor and startup services needed to bring the complete CHP system on-line. For some customers, we will also require a fee to operate the systems and may receive a portion of the savings generated from the equipment.

Other Funding and Revenue Opportunities

The Company may be able to participate in the demand response market and receive payments due to the availability of its energy systems when operations commence. Demand response programs provide payments for either the reduction of electricity usage or the increase in electricity production during periods of peak usage throughout a utility territory. Since our systems are highly efficient, when we commence operations, we may be able to participate in various carbon reduction markets. We are currently not involved in any such activity as described above.

Sales and Marketing

We intend to offer cogeneration units sized to produce 100 kW of electricity and water chillers sized to produce 200 to 400 tons of cooling. Our On-Site Utility services will be sold directly to end-users by our in-house marketing team and by established sales agents and representatives. In July 2011, we hired a Managing Director in the United Kingdom to put together a sales and marketing team in order to generate revenues from equipment installations. We will also hire service and support staff, but do not expect to expend significant funds in filling those positions. As of the date of this Annual Report on Form 10-K, the Company did not have any operations, has not generated revenues or sold any energy systems.

Our On-Site Utility services will be sold directly to end-users by our in-house marketing team and by established sales agents and representatives. We will offer standardized packages of energy, equipment and services suited to the needs of property owners and operators in healthcare, hospitality, large residential, athletic facilities and certain industrial sites. This includes national accounts and other customer groups having a common set of energy requirements at multiple locations.

Our energy offering is translated into direct financial gain for our clients, and is best appreciated by senior management. These clients recognize the gain in cash flow, the increase in net income and the preservation of capital we offer. As such, our energy sales will be focused on reaching these decision makers.

We also intend to expand our sales efforts by developing joint marketing initiatives with key industry suppliers. Particularly important will be collaborative programs with natural gas utility companies. Since the economic viability of any CHP project is critically dependent upon effective utilization of recovered heat, the insight of the gas supplier to the customer energy profile is particularly effective in prospecting the most cost-effective DG sites in any region.

DG is currently enjoying growing support among utility regulators seeking to increase the reliability of electricity supply with cost effective environmentally responsible demand-side resources. Many European countries encourage DG through inter-connecting standards, incentives and/or supply planning. Unlike large central station power plants, DG investments can be made in small increments and with lead-times as short as just a few months.

European governments are developing and refining various funding opportunities related to economic incentives and programs for DG operators. Our CHP systems may fit very well with these programs. Other than funding opportunities related to incentives and programs, there does not appear to be any new government regulations that will affect us.

EUROSITE POWER INC.

Competition

We believe that the main competition for DG products is the established electric utility infrastructure. DG is beginning to gain acceptance in regions where energy customers are dissatisfied with the cost and reliability of traditional electricity service. These end-users, together with growing support from regulators, are creating a favorable climate for the growth of DG that is overcoming the objections of established utility providers. Those companies are much larger than us in terms of revenues, assets and resources. We expect to compete with large utility companies by selling its electricity to the same commercial building customers at a lower price. We will sell directly to each building customer, but typically only supply 20%-60% of the electricity needs of the building. The remaining portion will be supplied by the electric utility.

In the United Kingdom, we will primarily compete with Cogenco Limited, a subsidiary of Dalkia PLC, an alternative energy company with customers in the 50-500 kW range, ENER-G Holdings plc and Jenbacher, a subsidiary of General Electric Company. Other companies in the same market are Clarke Energy Ltd, EC Power Systems and Baxi-SenerTec UK. In Belgium, most CHP equipment manufacturers are non-Belgian companies, including CogenGreen S.A., Capstone Turbine Corporation and Cummins Power Generation Inc., which will be our primary competitors in the 50-500 kW range. In Spain, we will compete with Baxi-SenerTec UK, MicroPower Europe, Guascor Power, Cummins Power Generation Inc., Icogen SA and Pasch y Cia SA. Icogen SA, based in Barcelona, is the leading Spanish supplier for systems below 500 kW.

Engine manufacturers sell DG units that range in size from a few kWs to many MWs in size. Those manufacturers are predominantly greater than 1 MW and include Caterpillar Inc., Cummins Power Generation Inc., and Waukesha, a subsidiary of General Electric Company. In many cases, we view these companies as potential suppliers of equipment and not as competitors.

The alternative energy market is emerging rapidly. Many companies are developing alternative and renewable energy sources including solar power, wind power, fuel cells and micro-turbines. Some of the companies in this sector include General Electric Company, BP p.l.c, Royal Dutch Shell, SunEdison, a division of MEMC Electronic Materials, Inc. and Evergreen Solar, Inc. (in the solar energy space); Plug Power, Inc. and FuelCell Energy, Inc. (in the fuel cell space); and Capstone Turbine Corporation, Ingersoll Rand PLC and Elliott Turbomachinery, a division of the Elliott Group, Inc. (in the micro-turbine space). The effect of these developing technologies on our business is difficult to predict; however, when their technologies become more viable for our target markets, we may be able to adopt their technologies into our business model.

There are a number of energy service companies that offer related services. These companies include Siemens AG, Honeywell International Inc. and Johnson Controls Inc. In general, these companies seek large, diverse projects for electric demand reduction for campuses that include building lighting and controls, and electricity (in rare occasions) or cooling. Because of their overhead structures, these companies often solicit large projects and stay away from individual properties. Since we will focus on smaller projects for energy supply, we will be well suited to work in tandem with these companies when the opportunity arises.

There are also a few local emerging cogeneration developers and contractors that are attempting to offer services similar to ours. To be successful, they will need to have the proper experience in equipment and technology, installation contracting, equipment maintenance and operation, site economic evaluation, project financing and energy sales plus the capability to cover a broad region.

Government Regulation

We are not subject to extensive government regulation. We are required to file for local construction permits (electrical, mechanical and the like) and utility interconnects and we must make various filings in certain jurisdictions related to environmental emissions. Other than funding opportunities related to incentives and programs, there does not appear to be any new government regulations that may affect us.

Employees

As of December 31, 2011, we had twelve employees, including four full time employees and one part time employee in the United Kingdom and seven part time employees in the United States. We believe that our relationship with our employees is satisfactory. None of our employees are represented by a collective bargaining agreement.

EUROSITE POWER INC.

Item 1A. Risk Factors.

An investment in our common stock, $.001 per value per share, or Common Stock, involves a high degree of risk. The following risk factors should be considered carefully in addition to the other information contained in this Annual Report on Form 10-K. The risks below are not the only ones facing the Company. Additional risks not currently known to us or that we currently deem immaterial may also adversely affect us.

Risk Factors Relating to Our Business Model

We have not yet commenced active operations. Our business model is untested outside the United States and may not be successful.

Our business model is to introduce the domestic “On-Site Utility” solution of our parent, American DG Energy, into the United Kingdom and European markets. We currently estimate that our first revenues from equipment installations in the United Kingdom and the European market will be generated by the fourth quarter of 2012. This business model is to distribute, own and operate clean energy systems that produce electricity, hot water, heat and cooling generated by a natural gas engine and related equipment owned by us at a customer’s site. This business model is untested in the United Kingdom and Europe. Because we have not yet commenced operations, it is extremely difficult to predict whether we will achieve any success in developing our business. We face not only the risks inherent in American DG Energy’s business in the United States, but there are potential negative factors affecting the United Kingdom and European markets that do not affect American DG Energy in the United States, such as our lack of full familiarity with those markets, local laws, regulations and the like. In addition, there may be additional potential negative factors in implementing our business model outside the United States of which we are unaware. For these reasons and others, there can be no assurance that our business model will achieve any level of success.

Our On-Site Utility concept is largely unproven in the United Kingdom and Europe and may not be accepted by a sufficient number of customers in our target markets. We have no historical operating results upon which to base projections of future financial performance, making it difficult for prospective investors to assess the value of our stock.

The sale of cogeneration and cooling equipment has been successfully carried out for more than a decade. However, our On-Site Utility concept (i.e., the sale of on-site energy services, rather than equipment) is still in an early stage of implementation. Unresolved issues include the pricing of energy services and the structuring of contracts to provide cost savings to customers and optimum financial returns to us. There is no assurance that we will be successful in developing a profitable On-Site Utility business model in our target markets, and failure to do so would have a material adverse effect on our business and financial performance.

We expect to incur significant losses for at least the next several years, and we may never achieve or maintain profitability.

Based upon our current plans, we expect to incur operating losses for at least the next several years as we incur significant expenses associated with the initial startup of our business. There can be no assurance that we will generate revenues or that revenues will be sufficient to maintain our business. Any such failure could result in the possible closure of our business or force us to seek additional capital on unfavorable terms to continue business operations.

Because unfavorable utility regulations make the installation of our systems more difficult or less economical, any slowdown in the utility deregulation process would be an impediment to the growth of our business.

In the past, many electric utility companies in the United States have raised opposition to the distributed generation of electricity, a critical element of our On-Site Utility business. We may experience similar opposition in the United Kingdom and Europe. Such resistance has generally taken the form of unrealistic standards for interconnection, and the use of targeted rate structures as disincentives to combined generation of on-site power and heating or cooling services. A distributed generation company’s ability to obtain reliable and affordable back-up power through interconnection with the grid is essential to our business model. Utility policies and regulations in most jurisdictions are often not prepared to accommodate widespread on-site generation. These barriers erected by electric utility companies and unfavorable regulations, where applicable, may make the connection to the electric grid economically unfavorable and may be an impediment to the growth of our business. Development of our business could be adversely affected by any slowdown or reversal in the utility deregulation process or by difficulties in negotiating backup power supply agreements with electric providers in the areas where we intend to do business.

EUROSITE POWER INC.

The economic viability of our projects depends on the price spread between fuel and electricity, and the variability of the prices of these components creates a risk that our projects will not be economically viable.

The economic viability of distributed generation projects is dependent upon the price spread between fuel and electricity prices. Volatility in one component of the spread, the cost of natural gas and other fuels (e.g., propane or distillate oil) may be managed to a greater or lesser extent by means of futures contracts. However, the regional rates charged for both base load and peak electricity services may decline periodically due to excess capacity arising from over-building of utility power plants or recessions in economic activity. Any sustained weakness in electricity prices could significantly limit the market for our cogeneration, cooling equipment and On-Site Utility energy services.

We may fail to make sales to certain prospective customers because of resistance to the outsourcing of their service function by facilities management personnel.

Any outsourcing of non-core activities by institutional or commercial entities will generally lead to reductions in permanent on-site staff employment. As a result, our proposals to implement On-Site Utility contracts are likely to encounter strong initial resistance from the facilities managers whose jobs will be threatened by energy outsourcing. The growth of our business will depend upon our ability to overcome such barriers among prospective customers.

Future government regulations, such as increased emissions standards, safety standards and taxes, may adversely impact the economics of our business.

When we commence operations, the operation of distributed generation equipment at our customers’ sites may be subject to future changes in applicable laws and regulations (e.g., emissions, safety, taxes, etc.). Any such new or substantially altered rules and standards may adversely affect our business and financial condition.

If we cannot create a network of skilled technical support personnel, we will be unable to grow our business.

Each additional customer site for our services requires the initial installation and subsequent maintenance and service of equipment to be provided by a team of technicians skilled in a broad range of technologies, including combustion, instrumentation, heat transfer, information processing, microprocessor controls, fluid systems and other elements of distributed generation. If we are unable to recruit, train, motivate, sub-contract, and retain such personnel in each of the regional markets where our business operates we will be unable to grow our business in those markets.

The Company will operate in highly competitive markets and may be unable to successfully compete against competitors having significantly greater resources and experience.

Our business may be limited by competition from energy services companies arising from the breakup of conventional regulated electric utilities. Such competitors, both in the equipment and energy services sectors, are likely to have far greater financial and other resources than us, and could possess specialized market knowledge with existing channels of access to prospective customer locations. We may be unable to successfully compete against those competitors.

Future technology changes may render obsolete various elements of equipment comprising our On-Site Utility installations.

We must select equipment for our distributed generation projects so as to achieve attractive operating efficiencies, while avoiding excessive downtimes from the failure of unproven technologies. If we are unable to achieve a proper balance between the cost, efficiency and reliability of equipment selected for our projects, our growth and profitability will be adversely impacted.

We will need to raise additional capital for our business through equity financings, which may dilute existing shareholders.

Future equity financings may be required to implement our overall business plan. We may need additional capital. Future equity financings will dilute the percentage ownership of our existing shareholders. Our ability to raise an adequate amount of capital and the terms of any capital that we are able to raise will be dependent upon our progress in implementing demonstration projects and related marketing service development activities. If we do not make adequate progress, we may be unable to raise adequate funds, which will limit our ability to expand our business. If the terms of any future equity financings are unfavorable, the dilutive impact on our shareholders might be severe.

EUROSITE POWER INC.

We may make acquisitions that could harm our financial performance.

In order to expedite development of our corporate infrastructure, particularly with regard to equipment installation and service functions, we may make acquisitions of complementary businesses. Risks associated with such acquisitions include the disruption of our existing operations, loss of key personnel in the acquired companies, dilution through the issuance of additional equity, assumptions of existing liabilities and commitment to further operating expenses. If any or all of these problems actually occur, acquisitions could negatively impact our financial performance and future value of our Common Stock.

We are controlled by our parent, American DG Energy, and our minority shareholders will be unable to effect changes in our governance structure or implement actions that require shareholder approval, such as a sale of the Company.

American DG Energy owns 82.8% of our outstanding Common Stock and will therefore have the ability to control various corporate decisions, including our direction and policies, the election of directors, the content of our charter and bylaws and the outcome of any other matter requiring shareholder approval, including a merger, consolidation or sale of substantially all of our assets or other change of control transaction. The concurrence of our minority shareholders will not be required for any of these decisions.

We may be exposed to substantial liability claims if we fail to fulfill our obligations to our customers.

When we commence operations, we may enter into contracts with large commercial and not-for-profit customers under which we will assume responsibility for meeting a portion of the customers’ building energy demand and equipment installation. We may be exposed to substantial liability claims if we fail to fulfill our obligations to customers. There can be no assurance that we will not be vulnerable to claims by customers and by third parties that are beyond any contractual protections that we are able to negotiate. We may be unable to obtain liability and other insurance on terms and at prices that are commercially acceptable to us. As a result, liability claims could cause us significant financial harm.

Our ability to access capital for the repayment of debts and for future growth is limited as the financial markets are currently in a period of disruption and recession and the Company does not expect these conditions to improve in the near future.

Our ability to access capital could be impacted by various factors including general market conditions and the continuing slowdown in the economy, interest rates, the perception of our potential future earnings and cash distributions, any unwillingness on the part of lenders to make loans to us and any deterioration in the financial position of lenders that might make them unable to meet their obligations to us.

Our business is affected by general economic conditions and related uncertainties affecting markets in which we operate. The current economic conditions could adversely impact our business in 2012 and for the foreseeable future.

Current economic conditions could adversely impact our business in 2012 and beyond, resulting in reduced demand for our products, increased rate of order cancellations or delays, increased risk of excess and obsolete inventories, increased pressure on the prices for our products and services; and greater difficulty in collecting accounts receivable.

Risks Relating to Our Common Stock

There is no prior market for our Common Stock and an active market for our Common Stock may not develop.

We intend to apply to list our Common Stock on the Over-the-Counter Bulletin Board or NYSE Amex. Our Common Stock does not have a trading market. We cannot give any assurance that an active market for our Common Stock will develop or, if an active market does develop, whether it will be sustained or at what prices our Common Stock will trade. A public trading market with depth, liquidity and orderliness depends on the presence in the market of willing buyers and sellers of our Common Stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control.

EUROSITE POWER INC.

Investment in our Common Stock will likely be subject to price fluctuations which have often been significant for early stage companies like us.

Historically, valuations of many early stage companies have been highly volatile. The securities of many of these companies have experienced significant price and trading volume fluctuations, unrelated to the operating performance or the prospects of such companies. If the conditions in the equity markets further deteriorate, we may be unable to finance our additional funding needs in the private or the public markets. There can be no assurance that any future offering will be consummated or, if consummated, will be at a share price equal or superior to the price paid by our investors even if we meet our technological and marketing goals.

Future sales of Common Stock by our existing stockholders may cause our stock price to fall.

The market price of our Common Stock could decline as a result of sales by our existing stockholders of shares of Common Stock in the market or the perception that these sales could occur. These sales might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate and thus inhibit our ability to raise additional capital when it is needed.

Because we do not intend to pay cash dividends, our stockholders will receive no current income from holding our Common Stock.

On February 10, 2012, we announced that our Board of Directors declared a stock dividend of 10% per share on the outstanding shares of our Common Stock. The dividend was payable on March 12, 2012 to common stockholders of record at the close of business on February 24, 2012, except for shares held by American DG Energy, whose Board of Directors declined the dividend. We have retroactively applied this dividend to the December 31, 2011 financial statements presented in this Annual Report on Form 10-K. Prior to that transaction, we had paid no cash or stock dividends on our Common Stock. We currently expect to retain earnings for use in the operation and expansion of our business, and therefore do not anticipate paying any cash dividends in the foreseeable future. In addition, the terms of any future debt or credit facility may preclude us from paying any cash dividends. As a result, capital appreciation, if any, of our Common Stock will be the sole source of gain for our stockholders for the foreseeable future.

There has been a material weakness in our disclosure controls and procedures and our internal control over financial reporting, which could harm our operating results or cause us to fail to meet our reporting obligations.

As of the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal accounting officer have performed an evaluation of controls and procedures and concluded that our controls were not effective to provide reasonable assurance that information required to be disclosed by our Company in reports that we file under the Exchange Act, is recorded, processed, summarized and reported as when required. Management conducted an evaluation of our internal control over financial reporting and based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of the end of the period covered by this Annual Report on Form 10-K. The Company currently has material weaknesses in financial reporting relating to lack of personnel with a sufficient level of accounting knowledge and a small number of employees dealing with general controls over information technology. This constitutes a material weakness in financial reporting. Any failure to implement effective internal controls could harm our operating results or cause us to fail to meet our reporting obligations. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock, and may require us to incur additional costs to improve our internal control system.

Trading of our Common Stock may be restricted by the Securities and Exchange Commission’s, or the SEC’s, “penny stock” regulations which may limit a stockholder’s ability to buy and sell our Common Stock.

The SEC has adopted regulations, or the penny stock rules, which generally define “penny stock” to be any equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our Common Stock may be covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers or accredited investors, as defined in SEC regulations. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and other quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statement showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure and suitability requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our Common Stock. We believe that the penny stock rules may discourage investor interest in and limit the marketability of our Common Stock. Trading of our Common Stock may be restricted by the SEC’s “penny stock” regulations which may limit a stockholder’s ability to buy and sell our Common Stock.

EUROSITE POWER INC.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our headquarters is located in Waltham, Massachusetts and consists of 2,971 square feet of office and storage space that are leased from Tecogen and shared with American DG Energy. The lease expires on March 31, 2014. American DG Energy is not currently charging the Company for utilizing its share of office space in the United States since it is insignificant in nature. The Company currently does not occupy any office space in the United Kingdom or Europe but intends to do so in the future. We believe that our facilities are appropriate and adequate for our current needs.

Item 3. Legal Proceedings.

We are not currently a party to any material litigation, and we are not aware of any pending or threatened litigation against us that could have a material adverse affect on our business, operating results or financial condition.

Item 4. Mine Safety Disclosures.

Not applicable.

EUROSITE POWER INC.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market

Our common stock is not currently traded on any stock exchange or electronic quotation system.

Holders

As of March 23, 2012, there were approximately 28 beneficial holders of our common stock.

Dividends

On February 10, 2012, we announced that our Board of Directors declared a stock dividend of 10% per share on the outstanding shares of our Common Stock. The dividend was payable on March 12, 2012 to common stockholders of record at the close of business on February 24, 2012, except for shares held by American DG Energy, whose Board of Directors declined the dividend. We have retroactively applied this dividend to the December 31, 2011 financial statements presented in this Annual Report on Form 10-K. Prior to that transaction, we had paid no cash or stock dividends on our Common Stock. We currently expect to retain earnings for use in the operation and expansion of our business, and therefore do not anticipate paying any cash dividends in the foreseeable future. In addition, the terms of any future debt or credit facility may preclude us from paying any cash dividends. As a result, capital appreciation, if any, of our Common Stock will be the sole source of gain for our stockholders for the foreseeable future.

Equity Compensation Plans

For disclosure of securities authorized for issuance under equity compensation plans please see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.

Recent Sales of Unregistered Securities

Set forth below is information regarding Common Stock issued, warrants issued and stock options granted by the Company within the past three years. Also included is the consideration, if any, we received and information relating to the section of the Securities Act, or rule of the SEC, under which exemption from registration was claimed.

Common Stock

On July 9, 2010 American DG Energy invested $45,000 in exchange for 45 million shares of the Company’s Common Stock and such investment resulted in American DG Energy receiving a controlling interest in the Company. Also on July 9, 2010 Nettlestone Enterprises Limited, invested $5,000 in exchange for 5 million shares of the Company’s Common Stock. During the period from July 9, 2010 to December 31, 2010, the Company raised an additional $2,261,000 in a private placement by selling 2,261,000 shares of Common Stock to 25 accredited investors at a price of $1.00 per share. The investors were accredited investors, and such transactions were exempt from registration under the Securities Act under Section 4(2).

During the period from January 1, 2011 to June 30, 2011, the Company raised an additional $1,250,000 in a private placement by selling 1,250,000 shares of Common Stock to 4 accredited investors at a price of $1.00 per share. The investors were accredited investors, and such transactions were exempt from registration under the Securities Act under Section 4(2).

No underwriters were involved in the foregoing sales of securities. All of the foregoing securities are deemed restricted securities for purposes of the Securities Act.

Warrants

On July 12, 2010 the Company granted to Nettlestone Enterprises Limited a special purchase right, or warrant. The warrant grants Nettlestone Enterprises Limited the non-assignable right but not the obligation, for a period of two years after July 12, 2010, to purchase 400,000 shares of Common Stock at a per share purchase price of $1.00. Nettlestone Enterprises Limited is an accredited investor, and such transaction was exempt from registration under the Securities Act under Section 4(2).

EUROSITE POWER INC.

Stock Options

On January 15, 2011, the Company granted nonqualified options to purchase 2,100,000 shares of Common Stock to five employees and two directors at a purchase price of $1.00 per share. Those options have a vesting schedule of four years and expire in ten years. The fair value of the options issued was $790,908, with a weighted average grant date fair value of $0.38 per option.

On June 13, 2011, the Company granted nonqualified options to purchase 300,000 shares of Common Stock to three directors at a purchase price of $1.00 per share. Those options have a vesting schedule of four years and expire in ten years. The fair value of the options was $109,304, with a weighted average grant date fair value of $0.36 per option.

On November 3, 2011, the Company granted its managing director options to purchase 900,000 shares of common stock at purchase price of $1.00 per share and granted to the three members of its advisory board options to purchase 300,000 shares of common stock at purchase price of $1.00 per share. Those options have a vesting schedule of four years and expire in ten years and were made under the UK Sub-Plan to the Company’s 2011 Stock Incentive Plan. The fair value of the options was $423,400, with a weighted average grant date fair value of $0.35 per option.

The grant of all options was exempt from registration under Rule 701 under the Securities Act.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review “Item 1A. Risk Factors” beginning on page 10 of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

When we commence operations we will distribute, own and operate clean, on-site energy systems that produce electricity, hot water, heat and cooling in the United Kingdom and Europe. We will derive sales from selling energy in the form of electricity, heat, hot water and cooling to our customers under long-term energy sales agreements (with a typical term of 10 to 15 years). The energy systems will be owned by us and will be installed in our customers’ buildings. Each month we will obtain readings from our energy meters to determine the amount of energy produced for each customer. We will multiply these readings by the appropriate published price of energy (electricity, natural gas or oil) from our customers’ local energy utility, to derive the value of our monthly energy sale, less the applicable negotiated discount. Our revenues per customer on a monthly basis may vary based on the amount of energy produced by our energy systems and the published price of energy (electricity, natural gas or oil) from our customers’ local energy utility that month. Our revenues will commence as new energy systems become operational. As of December 31, 2011, we did not have any energy systems operational.

We have experienced total net losses since inception of approximately $1.4 million. For the foreseeable future, we expect to experience continuing operating losses and negative cash flows from operations as our management executes our current business plan. The cash and cash equivalents available at December 31, 2011 will provide sufficient working capital to meet our anticipated expenditures including installations of new equipment for the next twelve months; however, as we continue to grow our business by adding more energy systems, the cash requirements will increase. We believe that our cash and cash equivalents available at December 31, 2011 and our ability to control certain costs, including those related to general and administrative expenses, will enable us to meet our anticipated cash expenditures through March 31, 2013. Beyond March 31, 2013, we may need to raise additional capital through a debt financing or equity offering to meet our operating and capital needs. There can be no assurance, however, that we will be successful in our fundraising efforts or that additional funds will be available on acceptable terms, if at all.

EUROSITE POWER INC.

Since inception, we have raised $3.5 million through various private placements of common stock. If we are unable to raise additional capital in 2013 we may need to terminate certain of our employees and adjust our current business plan. Financial considerations may cause us to modify planned deployment of new energy systems and we may decide to suspend installations until we are able to secure additional working capital. We will evaluate possible acquisitions of, or investments in, businesses, technologies and products that are complementary to our business; however, we are not currently engaged in such discussions.

The Company’s operations are comprised of one business segment. Our business is selling energy in the form of electricity, heat, hot water and cooling to our customers under long-term sales agreements.

Recent Accounting Pronouncements

For recent accounting pronouncements see “Note 1 - Description of business and summary of significant accounting policies” to our consolidated financial statements.

Critical Accounting Policies

For critical accounting policies see “Note 1 - Description of business and summary of significant accounting policies” to our consolidated financial statements.

Results of Operations

Fiscal Year Ended December 31, 2011 Compared with Period from Inception (July 9, 2010) to December 31, 2010

Revenues

The Company had no revenues in 2011 or 2010. However, we believe that our target market (users of up to 1 MW of electricity) has barely been penetrated in the United Kingdom and Europe and that the reduced reliability of the utility grid, increasing cost pressures experienced by energy users, advances in new, low cost technologies and distributed generation- favorable legislation and regulation will drive the Company’s near-term growth and penetration into its target market.

Cost of Sales

The Company had no cost of sales in 2011 or 2010.

Operating Expenses

Our operating expenses include selling and general and administrative expenses such as accounting and legal expenses, office space, general insurance and expenses associated with establishing the business. Our operating expenses in 2011 were $1,381,755 compared to $39,805 in 2010. Those expenses include non-cash compensation expense related to the issuance of stock option awards to our employees.

Other Income

Our other income was $333 in 2011, compared to $0 in 2010.

Net Loss

The Company had a net loss of $1,381,422 in 2011 compared to net losses of $39,805 from inception (July 9, 2010) to December 31, 2010, due to expenses associated with establishing the business and non-cash compensation expense related to the issuance of stock option awards to our employees.

Liquidity and Capital Resources

Consolidated working capital at December 31, 2011 was $2,468,312. Included in working capital were cash and cash equivalents of $2,338,783 a result of funds raised in 2010 and 2011.

Cash used in operating activities was $1,039,593 in 2011 compared to $36,468 in 2010. The Company's value added tax receivable increased to $77,197 in 2011 compared to $0 in 2010 due to value added tax (VAT) receivable related primarily to the shipping of an energy system to the United Kingdom. The Company's inventory balance increased to $137,976 at December 31, 2011 compared to $128,406 at December 31, 2010, using $9,570 of cash due costs for shipping the energy system to the United Kingdom and costs for payment of appropriate duties and taxes. There were no enhancements or alterations done to energy systems between the two periods.

EUROSITE POWER INC.

The Company’s accounts payable balance increased to $57,349 at December 31, 2011 compared to $7,689 at December 31, 2010 resulting in an increase of cash of $49,660 due to an increase in utilization of consulting services. Our due to related party balance decreased to $0 at December 31, 2011 compared to $122,720 at December 31, 2010 resulting in a decrease of cash of $122,720 due to payments to American DG Energy in connection with the purchase of an energy system. The Company’s accrued expenses and other current liabilities increased to $48,016 at December 31, 2011 compared to $1,334 at December 31, 2010 resulting in an increase of cash of $46,682 due to consulting services and fund raising expenses.

The Company's investing activities used $4,576 of cash in 2011, and the Company's financing activities provided $1,148,401 of cash, net of costs, in 2011 from the sale of common stock.

The Company will own the energy-producing equipment at the customer’s site; therefore, the business will be capital intensive. The Company believes that its cash and cash equivalents available at December 31, 2011 and its ability to control certain costs, including those related to selling, general and administrative expenses, will enable it to meet its anticipated cash expenditures through March 31, 2013. Beyond March 31, 2013, the Company may need to raise additional capital through a debt financing or equity offering to meet its operating and capital needs. There can be no assurance, however, that the Company will be successful in its fundraising efforts or that additional funds will be available on acceptable terms, if at all.

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

Seasonality

The majority of our heating systems sales are in the winter and the majority of our chilling systems sales are in the summer.

Inflation

We install, maintain, finance, own and operate complete on-site CHP systems that supply, on a long-term, contractual basis, electricity and other energy services. We sell the energy to customers at a guaranteed discount rate to the rates charged by conventional utility suppliers. Our customers benefit from a reduction in their current energy bills without the capital costs and risks associated with owning and operating a CHP or chiller system. Inflation will cause an increase in the rates charged by conventional utility suppliers, and since we bill our customers based on the electric utility rates, our pricing will increase in tandem and positively affect our revenue. However, inflation might cause both our investment and cost of goods sold to increase, therefore lowering our return on investment and depressing our gross margins.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, including any outstanding derivative financial statements, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

The information required by this item is included in Item 15 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

EUROSITE POWER INC.

Item 9A. Controls and Procedures.

Management’s evaluation of disclosure controls and procedures:

Our disclosure controls and procedures are designed to provide reasonable assurance that the control system’s objectives will be met. Our management, including our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures as of December 31, 2011, or the Evaluation Date, have concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective due to material weaknesses in financial reporting relating to lack of personnel with a sufficient level of accounting knowledge and a small number of employees dealing with general controls over information technology. At the present time, our management has decided that, considering the employees involved and the control procedures in place, there are risks associated with the above, but the potential benefits of adding additional employees to mitigate these weaknesses do not justify the expenses associated with such increases. Management will continue to evaluate the above weaknesses, and as the Company grows and resources become available within the next twelve months, the Company expects to have the necessary resources to hire the appropriate employees and remediate the weaknesses.

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

Management’s Annual Report on Internal Control over Financial Reporting:

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Exchange Act. Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion of this evaluation. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2011.

As of December 31, 2011, we had twelve employees, including four full time employees and one part time employee in the United Kingdom and seven part time employees in the United States. The Company currently does not have personnel with a sufficient level of accounting knowledge, experience and training in the selection, application and implementation of generally accepted accounting principles as it relates to complex transactions and financial reporting requirements. The Company also has a small number of employees dealing with general controls over information technology security and user access. This constitutes a material weakness in financial reporting. At this time, management has decided that considering the employees involved and the control procedures in place, there are risks associated with the above, but the potential benefits of adding additional employees to mitigate these weaknesses, does not justify the expenses associated with such increases. Management will continue to evaluate the above weaknesses, and as the Company grows and resources become available within the next twelve months, the Company expects to have the necessary resources to hire the appropriate employees and remediate the weaknesses.

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

EUROSITE POWER INC.

Changes in Internal Control over Financial Reporting:

In connection with the evaluation referred to in the foregoing paragraph, we will make changes in our internal controls over financial reporting as soon as the resources become available. As of December 31, 2011, no changes have been made to the Company’s process.

Item 9B. Other Information.

None.

EUROSITE POWER INC.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following table lists the current members of our board of directors, or Board of Directors, and our executive officers. The address for our directors and executive officers is 45 First Avenue, Waltham, Massachusetts 02451. The following sets forth certain information regarding our current executive officers and directors.

Name	Age	Position(s)

John N. Hatsopoulos	77	Director; Chairman of the Board
Barry J. Sanders	50	Chief Executive Officer, President and Director
Anthony S. Loumidis	47	Chief Financial Officer, Secretary and Treasurer
Paul J. Hamblyn	43	Managing Director
Dr. Ahmed F. Ghoniem (2)(3)	60	Director
James C. Devas (1)(2)(3)	56	Director
Bruno Meier (1)(3)	61	Director

(1)	Member of Audit Committee
(2)	Member of Compensation Committee
(3)	Member of the Nominating and Governance Committee

John N. Hatsopoulos has been Chairman of the Board of Directors since the organization of the Company in July 2010. Since 2001, he has been the Chief Executive Officer and director of American DG Energy, the Company’s parent, which offers clean onsite electricity, heat, hot water and cooling to businesses in the Northeast United States. He is also the Chief Executive Officer and a director of Tecogen, an affiliate of the Company, which is a manufacturer of natural gas engine-driven commercial and industrial cooling and cogeneration systems. Since 2000, he has also been a Partner and Managing Director of Alexandros Partners LLC, a financial advisory firm providing consulting services to early stage entrepreneurial ventures. Mr. Hatsopoulos is a co-founder of Thermo Electron Corporation, which is now Thermo Fisher Scientific (NYSE: TMO), and the retired President and Vice Chairman of the Board of Directors of that company. He is a member of the Board of Directors of Ilios, an affiliate of the Company, which is a high-efficiency heating products company, American CareSource Holdings, Inc. (NASDAQ: ANCI) and TEI Biosciences Inc., and is a former Member of the Corporation of Northeastern University and former member of the Board of Agenus Inc. (NASDAQ: AGEN). Mr. Hatsopoulos graduated from Athens College in Greece, and holds a bachelor’s degree in history and mathematics from Northeastern University, as well as honorary doctorates in business administration from Boston College and Northeastern University.

Our Board of Directors has determined that Mr. Hatsopoulos’ prior experience as co-founder, Chairman and Chief Executive Officer of Thermo Electron Corporation, where he demonstrated leadership capability and garnered extensive expertise involving complex financial matters, and his extensive knowledge of complex financial and operational issues qualify him to be a member of the Board of Directors in light of the Company’s business and structure.

Barry J. Sanders has been our Chief Executive Officer, President and a director since the organization of the Company in July 2010. Since 2001, he has been the President and Chief Operating Officer of American DG Energy, the Company’s parent. Since 2009, he has also been the Chairman of the Board of Directors of Ilios, an affiliate of the Company. From 1992 to 2001, Mr. Sanders served as Executive Vice President of Micrologic, Inc., an equipment asset management company where he directed the company’s business-to-business group. From 1990 to 1992, he was the Marketing Manager at Andover Controls Corp., a building automation systems company and from 1988 to 1990 he directed the successful introduction of chiller products at Tecogen, an affiliate of the Company. Mr. Sanders has also managed research and development projects for the New York State Energy Research and Development Authority in Albany, New York, where he created the University-Industry Energy Research Program to accelerate commercialization of new technologies. Mr. Sanders holds a bachelor’s degree in chemical engineering from the University of Rochester and masters of business administration degree in marketing from Rensselaer Polytechnic Institute.

EUROSITE POWER INC.

Our Board of Directors has determined that Mr. Sander’s prior experience as President and Chief Operating Officer of American DG Energy, the Company’s parent, where he demonstrated leadership capability and his extensive knowledge of the distributed generation market and operational issues qualify him to be a member of the Board of Directors in light of the Company’s business and structure.

Anthony S. Loumidis has been our Chief Financial Officer and Treasurer since the organization of the Company in July 2010. Since 2004, he has been Chief Financial Officer and since 2001 he has been the Treasurer of American DG Energy, the Company’s parent. Mr. Loumidis devotes a portion of his business time to several other organizations; namely, as the Chief Financial Officer of GlenRose Instruments, a company that provides analytical services to the federal government and its prime contractors; as the Vice President and Treasurer of Tecogen, an affiliate of the Company; as a Partner and President of Alexandros Partners LLC; and as the Treasurer of Ilios, an affiliate of the Company. Mr. Loumidis was previously with Thermo Electron Corporation, which is now Thermo Fisher Scientific (NYSE: TMO), where he held various positions including National Sales Manager for Thermo Capital Financial Services, Manager of Investor Relations and Manager of Business Development of Tecomet, a subsidiary of Thermo Electron. Mr. Loumidis is a FINRA-registered representative, holds a bachelor’s degree in business administration from the American College of Greece in Athens and a master’s degree in business administration from Northeastern University.

Paul J. Hamblyn has been our Managing Director in the United Kingdom since July 2011. Mr. Hamblyn is a Council Member of the Energy Services and Technology Association in the United Kingdom. Since 2008, he has been the Head of Energy Services for Corona Energy, an independent business to business gas supplier. He was previously with the ENER-G Group since 2005, and held a series of positions with the company including three years as the Managing Director of ENER-G Efficiency, a leading provider of energy management solutions based on Building Energy Management Systems (BEMS) technology. Mr. Hamblyn is a Chartered Institution of Building Services Engineers (CIBSE) accredited Low Carbon Consultant and Energy Assessor as well as principal author of the highly successful Carbon Reduction Commitment (CRC) Toolkit developed for the London Energy Project. Mr. Hamblyn has an HNC in Electronic and Micro-electronic Engineering and completed an award winning apprenticeship early in his career with Landis and Gyr (now part of Siemens).

Dr. Ahmed F. Ghoniem has been a member of our Board of Directors since January 2011. He is the Ronald C. Crane Professor of Mechanical Engineering at the Massachusetts Institute of Technology, or MIT. He is also the director of the Center for 21st Century Energy, and the head of Energy Science and Engineering at MIT, where he plays a leadership role in many energy-related activities, initiatives and programs. Mr. Ghoniem joined MIT as an assistant professor in 1983. He is associate fellow of the American Institute of Aeronautics and Astronautics, and Fellow of American Society of Mechanical Engineers. Recently, he was granted the KAUST Investigator Award. Mr. Ghoniem holds a Ph.D. in Mechanical Engineering from the University of California, Berkeley, and an M.S. and B.S. in Mechanical Engineering from Cairo University.

Our Board of Directors has determined that Dr. Ghoniem’s prior experience as a Professor of Mechanical Engineering at the Massachusetts Institute of Technology and his prior experience in the energy sector qualify him to be a member of our Board of Directors in light of our business and structure.

James C. Devas has been a member of our Board of Directors since March 2011. He is currently Chairman of Vividas Ltd. since August 2009, director and Trustee of Longleat Enterprises since December 2007, director at SM Investors International since May 2004, and Managing Director of Convergent Group since January 2000. Previously, Mr. Devas held Managing Director and director positions at Lazard Brothers, Capital Markets Division, and at E.F. Hutton in London, respectively.

Our Board of Directors has determined that Mr. Devas’ prior experience insight and extensive knowledge of the United Kingdom and European markets qualify him to be a member of the Board of Directors in light of the Company’s business and structure.

Bruno Meier has been a member of our Board of Directors since June 2011. Mr. Meier retired in 2011 from Rolex SA. He joined Rolex in January 2005 where he was the Chief Executive Officer of the group since 2008 as well as being a member of the Board of Directors of Rolex Holding SA; previously, he held the position of Chief Financial Officer of the group. He also represented Rolex at the Swiss Watch Makers Association. Since 2002, he was the Chief Executive Officer of Deutsche Bank Suisse, and Global Chief Operating Officer of Private Wealth Management of Deutsche Bank Group. Previously, he was the Chief Operating Officer of Deutsche Bank's International Private Banking activities world-wide. Mr. Meier was also a member of the Board of Directors of SWX, the Swiss Stock Exchange. Prior to joining Deutsche Bank, Mr. Meier held senior positions at Republic National Bank of New York, BNP Paribas and J.P. Morgan, in Geneva and in New York.

Our Board of Directors has determined that Mr. Meier’s prior experience insight and extensive knowledge of the United Kingdom and European markets qualify him to be a member of the Board of Directors in light of the Company’s business and structure.

EUROSITE POWER INC.

Each executive officer is elected or appointed by, and serves at the discretion of, our Board of Directors. Our officers will hold office until their successors are duly elected and qualified, or until their earlier resignation or removal.

Family Relationships

There are no family relationships among members of our Board of Directors or executive officers.

Board Composition

The number of directors of the Company is established by the Board of Directors in accordance with our bylaws. The exact number of directors is currently set at five (5) by resolution of the Board of Directors. The directors are elected to serve for one (1) year terms, with the term of directors expiring each year at the annual meeting of stockholders, or Annual Meeting; provided further, that the term of each director shall continue until the election and qualification of a successor and be subject to such director’s earlier death, resignation or removal.

Our certificate of incorporation and bylaws provide that the authorized number of directors may be changed only by resolution of the Board of Directors, and also provide that our directors may be removed only for cause by the affirmative vote of the holders of at least 75% of the votes that all our stockholders would be entitled to cast in an annual election of directors, and that any vacancy on our Board of Directors, including a vacancy resulting from an enlargement of our Board of Directors, may be filled only by vote of a majority of our directors then in office.

We have no formal policy regarding board diversity. Our priority in selection of board members is identification of members who will further the interests of our stockholders through his or her established record of professional accomplishment, the ability to contribute positively to the collaborative culture among board members, knowledge of our business and understanding of the competitive landscape.

Board Committees

Our Board of Directors directs the management of our business and affairs and conducts its business through meetings of the Board of Directors and our committees: the Audit Committee, the Compensation Committee and the Nominating and Governance Committee.

The members of the Audit Committee are Mr. Meier and Mr. Devas. The Board of Directors has determined that the members of the Audit Committee are independent in accordance with the NYSE Amex rules. The Board of Directors has also determined that Mr. Meier qualifies as an audit committee financial expert. The members of the Compensation Committee are Mr. Devas and Dr. Ghoniem. The Board of Directors has determined that the members of the Compensation Committee are independent in accordance with the NYSE Amex rules. The members of our Nominating and Governance Committee are Mr. Meier, Mr. Devas and Dr. Ghoniem who have been determined to be independent by our Board of Directors in accordance with the NYSE Amex rules. In addition, from time to time, other committees may be established under the direction of the Board of Directors when necessary to address specific issues.

The functions of the Audit Committee include reviewing and supervising the financial controls of the Company, appointing, compensating and overseeing the work of the independent auditors, reviewing the books and accounts of the Company, meeting with the officers of the Company regarding the Company's financial controls, acting upon recommendations of the independent auditors and taking such further actions as the Audit Committee deems necessary to complete an audit of the books and accounts of the Company. The Board of Directors has determined that the members of the Audit Committee are independent in accordance with the NYSE Amex rules. The charter of the Audit Committee will be available on the Company’s website at www.eurositepower.co.uk.

The Compensation Committee's functions include reviewing with management cash and other compensation policies for employees, making recommendations to the Board of Directors regarding compensation matters and determining compensation for the Chief Executive Officer. The Board of Directors has determined that the members of the Compensation Committee are independent in accordance with the NYSE Amex rules. Our Chief Executive Officer has been instrumental in the design and recommendation to the compensation committee of compensation plans and awards for our directors and executive officers including our President, Chief Operating Officer and Chief Financial Officer. All compensation decisions for the Chief Executive Officer and all other executive officers are reviewed and approved by the Compensation Committee, subject to ratification by the Board of Directors. The charter of the Compensation Committee will be available on the Company’s website at www.eurositepower.co.uk.

EUROSITE POWER INC.

The Nominating and Governance Committee functions are to identify persons qualified to serve as members of the Board of Directors, to recommend to the Board of Directors persons to be nominated by the board for election as directors at the annual meeting of stockholders and persons to be elected by the board to fill any vacancies, and recommend to the Board the Directors to be appointed to each of its committees. In addition, the Nominating and Governance Committee is responsible for developing and recommending to the Board of Directors a set of corporate governance guidelines applicable to the Company (as well as reviewing and reassessing the adequacy of such guidelines as it deems appropriate from time to time) and overseeing the annual self-evaluation of the Board of Directors. The charter of the Nominating and Governance Committee will be available on the Company’s website at www.eurositepower.co.uk.

Director Compensation

Each director who is not also one of our employees will receive a fee of $500 per day for service on those days that our Board of Directors and or each of the Audit, Compensation or Nominating and Governance Committees hold meetings, or otherwise conduct business. Non-employee directors also will be eligible to receive stock or options awards under our 2011 Stock Incentive Plan, as amended, or the Stock Plan. We reimburse all of our non-employee directors for reasonable travel and other expenses incurred in attending Board of Directors and committee meetings. Any director who is also one of our employees receives no additional compensation for serving as a director. Our non-employee directors were first elected in 2011, and so did not receive any compensation for serving as directors during 2010.

Board Leadership Structure

We separate the roles of Chief Executive Officer and Chairman in recognition of the differences between the two roles. Our Chief Executive Officer is responsible for setting the strategic direction for the Company and the overall leadership and performance of the Company. Our Chairman provides guidance to the Chief Executive Officer, sets the agenda for Board of Director meetings, presides over meetings of the full Board of Directors and leads all executive meetings of the independent directors. We are a small Company with a small management team, and we feel the separation of these roles enhances high-level attention to our business.

Our Board of Directors Role in Risk Oversight

Our Board of Directors oversees our risk management processes directly and through its committees. Our management is responsible for risk management on a day-to-day basis. The role of our Board of Directors and its committees is to oversee the risk management activities of management. The Audit Committee assists the Board of Directors in fulfilling its oversight responsibilities with respect to risk management in the areas of financial reporting, internal controls and compliance with legal and regulatory requirements, and, discusses policies with respect to risk assessment and risk management, including guidelines and policies to govern the process by which the Company’s exposure to risk is handled. The Compensation Committee assists the Board of Directors in fulfilling its oversight responsibilities with respect to the management of risks arising from our compensation policies and programs. The Nominating and Governance Committee assists the Board of Directors in fulfilling its oversight responsibilities with respect to the management of risks associated with board organization, membership and structure, succession planning for our directors, and corporate governance.

Code of Business Conduct and Ethics

The Company has adopted a code of business conduct and ethics that applies to the Company’s Chief Executive Officer and Chief Financial Officer. The Company’s code of business conduct and ethics promotes honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with, or submits to, the SEC and in other public communications made by the Company; compliance with applicable governmental laws, rules and regulations; prompt internal reporting of violations of the code of business conduct and ethics to an appropriate person or persons identified in the code of business conduct and ethics; and accountability for adherence to the code of business conduct and ethics. The Company’s code of business conduct and ethics will be available on the Company’s website at www.eurositepower.co.uk.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who own more than 10 percent of our Common Stock to file initial reports of their ownership and changes in ownership of our Common Stock with the SEC. To the best of our knowledge, based solely on a review of reports furnished to us and written representations from reporting persons, each person who was required to file such reports complied with the applicable filing requirements during 2011, except for the following: (a) Forms 3 filed with the SEC on December 21, 2011, for American DG Energy, Nettlestone Enterprises Limited, Mr. Hatsopoulos, Mr. Sanders and Mr. Loumidis; (b) Form 3 filed with the SEC on December 23, 2011, for Mr. Meier; (c) Form 3 filed with the SEC on December 28, 2011, for Mr. Ghoniem; (d) Form 3 filed with the SEC on January 5, 2012, for Mr. Hamblyn; and (e) Form 4 filed with the SEC on January 5, 2012, for Mr. Hamblyn, reporting the November 3, 2011 grant of a stock option award for 900,000 shares. Mr. Devas, one of the directors of the Company, has not filed a Form 3.

EUROSITE POWER INC.

Item 11. Executive Compensation.

Since we did not conduct substantial operations in 2010, we did not pay any salary to our officers in 2010. The compensation of the Company’s Chief Executive Officer and Chief Financial Officer is paid by American DG Energy. The Company reimburses American DG Energy based on the time those executives spend on EuroSite Power. The compensation of the Company’s Managing Director is paid by the Company. The following table sets forth information with respect to the compensation of our named executive officers as of December 31, 2011:

Summary Compensation Table

				Stock	Option	All other
Name and principal position	Year	Salary ($)	Bonus ($)	awards ($)	awards ($)(1)	compensation ($)	Total ($)

Barry J. Sanders (2)(3)	2011	56,428	-	-	564,935	-	621,363
Chief Executive Officer and President	2010	-	-	-	-	-	-
(Principal Executive Officer)

Anthony S. Loumidis (4)(5)	2011	27,000	-	-	103,571	-	130,571
Chief Financial Officer and Treasurer	2010	-	-	-	-	-	-
(Principal Financial Officer)

Paul J. Hamblyn (6)(7)	2011	71,558	-	-	317,550	-	389,108
Managing Director	2010	-	-	-	-	-	-

(1)	See “Note 3 – Stockholders’ equity” in our consolidated financial statements for a summary and assumptions made in the valuation of our option awards for the period ending December 31, 2011.
(2)	Mr. Sanders, the Company’s Chief Executive Officer, is also the President and Chief Operating Officer of American DG Energy and devotes part of his business time to the affairs of American DG Energy. His salary is paid by American DG Energy but a portion is reimbursed by the Company according to the requirements of the business in a given week at a fully burdened hourly rate of $119. In 2011, the Company reimbursed American DG Energy $56,428 for time Mr. Sanders spent on the affairs of the Company. On average, Mr. Sanders spends approximately 25% of his business time on the affairs of the Company, but such amount varies widely depending on the needs of the business and is expected to increase as the business of the Company develops.
(3)	Mr. Sanders was granted a stock option award for 1,500,000 shares of Common Stock on January 15, 2011, with 25% of the shares vesting on January 15, 2012 and then an additional 25% of the shares on each of the subsequent three anniversaries thereafter, subject to his continued employment and subject to acceleration of vesting upon a change in control.
(4)	Mr. Loumidis, the Company’s Chief Financial Officer, devotes part of his business time to the affairs of American DG Energy, GlenRose Instruments, Tecogen and Ilios. His salary is paid by American DG Energy but a portion is reimbursed by GlenRose Instruments and by the Company according to the requirements of the business in a given week at a fully burdened hourly rate of $108. In 2011, the Company reimbursed American DG Energy $27,000 for time Mr. Loumidis spent on the affairs of the Company. On average, Mr. Loumidis spends approximately 15% of his business time on the affairs of the Company, but such amount varies widely depending on the needs of the business and is expected to increase as the business of the Company develops.
(5)	Mr. Loumidis was granted a stock option award for 275,000 shares of Common Stock on January 15, 2011, with 25% of the shares vesting on January 15, 2012 and then an additional 25% of the shares on each of the subsequent three anniversaries thereafter, subject to his continued employment and subject to acceleration of vesting upon a change in control.
(6)	Mr. Hamblyn entered into a Service Agreement with EuroSite Power Limited on July 18, 2011. His compensation is paid in British Pounds sterling and is converted into United States Dollars in the Executive Compensation table and is for the period from July 18, 2011 through December 31, 2011.
(7)	Mr. Hambyn was granted a stock option award for 900,000 shares of Common Stock on November 3, 2011, with 25% of the shares vesting on November 3, 2012 and then an additional 25% of the shares on each of the subsequent three anniversaries thereafter, subject to his continued employment and subject to acceleration of vesting upon a change in control.

EUROSITE POWER INC.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information with respect to outstanding equity awards held by our named executive officers as of December 31, 2011:

	Option awards
	Number of	Number of
	securities	securities
	underlying	underlying
	unexercised	unexercised	Option	Option
	options (#)	options (#)	exercise	expiration
Name	exercisable	unexercisable	price ($)	date

Barry J. Sanders (1)	-	1,500,000	1.00	1/15/2021
Paul J. Hamblyn (2)	-	900,000	1.00	11/3/2021
Anthony S. Loumidis (3)	-	275,000	1.00	1/15/2021

(1)	Mr. Sanders was granted a stock option award for 1,500,000 shares of Common Stock on January 15, 2011, with 25% of the shares vesting on January 15, 2012 and then an additional 25% of the shares on each of the subsequent three anniversaries thereafter, subject to his continued employment and subject to acceleration of vesting upon a change in control.
(2)	Mr. Hamblyn was granted a stock option award for 900,000 shares of Common Stock on November 3, 2011, with 25% of the shares vesting on November 3, 2012 and then an additional 25% of the shares on each of the subsequent three anniversaries thereafter, subject to his continued employment and subject to acceleration of vesting upon a change in control.
(3)	Mr. Loumidis was granted a stock option award for 275,000 shares of Common Stock on January 15, 2011, with 25% of the shares vesting on January 15, 2012 and then an additional 25% of the shares on each of the subsequent three anniversaries thereafter, subject to his continued employment and subject to acceleration of vesting upon a change in control.

There have been no other stock awards granted to date and none of such options have been exercised.

Director Compensation

The following table sets forth information with respect to director compensation as of December 31, 2011:

	Fees earned
	or paid	Stock	Option	All other
Name	in cash ($)	awards ($)	awards ($)(1)	compensation ($)	Total ($)

John N. Hatsopoulos (2)	-	-	37,662	-	37,662
Barry J. Sanders (3)	-		564,935		564,935
Dr. Ahmed F. Ghoniem (4)	-	-	36,435	-	36,435
James C. Devas (5)	-	-	36,435	-	36,435
Bruno Meier (6)	-	-	36,435	-	36,435

(1)	See “Note 3 – Stockholders’ equity” in our consolidated financial statements for a summary and assumptions made in the valuation of our option awards for the period ending December 31, 2011.
(2)	Mr. Hatsopoulos was granted a stock option award for 100,000 shares of Common Stock on January 15, 2011, with 25% of the shares vesting on January 15, 2012 and then an additional 25% of the shares on each of the subsequent three anniversaries thereafter, provided that Mr. Hatsopoulos serves as a director or consultant to the Company and subject to acceleration of vesting upon a change in control.
(3)	Mr. Sanders was granted a stock option award for 1,500,000 shares of Common Stock on January 15, 2011, with 25% of the shares vesting on January 15, 2012 and then an additional 25% of the shares on each of the subsequent three anniversaries thereafter, subject to his continued employment and subject to acceleration of vesting upon a change in control.

EUROSITE POWER INC.

(4)	Dr. Ghoniem was granted a stock option award for 100,000 shares of Common Stock on June 13, 2011, with 25% of the shares vesting on June 13, 2012 and then an additional 25% of the shares on each of the subsequent three anniversaries thereafter, provided that Dr. Ghoniem serves as a director or consultant to the Company and subject to acceleration of vesting upon a change in control.
(5)	Mr. Devas was granted a stock option award for 100,000 shares of Common Stock on June 13, 2011, with 25% of the shares vesting on June 13, 2012 and then an additional 25% of the shares on each of the subsequent three anniversaries thereafter, provided that Mr. Devas serves as a director or consultant to the Company and subject to acceleration of vesting upon a change in control.
(6)	Mr. Meier was granted a stock option award for 100,000 shares of Common Stock on June 13, 2011, with 25% of the shares vesting on June 13, 2012 and then an additional 25% of the shares on each of the subsequent three anniversaries thereafter, provided that Mr. Meier serves as a director or consultant to the Company and subject to acceleration of vesting upon a change in control.

Outstanding Equity Awards for Directors at Fiscal Year-End

The following table sets forth information with respect to outstanding equity awards to directors as of December 31, 2011:

	Option awards
	Number of	Number of
	securities	securities
	underlying	underlying
	unexercised	unexercised	Option	Option
	options (#)	options (#)	exercise	expiration
Name	exercisable	unexercisable	price ($)	date

John N. Hatsopoulos (1)	-	100,000	1.00	1/15/2021
Barry J. Sanders (2)	-	1,500,000	1.00	1/15/2021
Dr. Ahmed F. Ghoniem (3)	-	100,000	1.00	6/13/2021
James C. Devas (4)	-	100,000	1.00	6/13/2021
Bruno Meier (5)	-	100,000	1.00	6/13/2021

(1)	Mr. Hatsopoulos was granted a stock option award for 100,000 shares of Common Stock on January 15, 2011, with 25% of the shares vesting on January 15, 2012 and then an additional 25% of the shares on each of the subsequent three anniversaries thereafter, provided that Mr. Hatsopoulos serves as a director or consultant to the Company and subject to acceleration of vesting upon a change in control.
(2)	Mr. Sanders was granted a stock option award for 1,500,000 shares of Common Stock on January 15, 2011, with 25% of the shares vesting on January 15, 2012 and then an additional 25% of the shares on each of the subsequent three anniversaries thereafter, subject to his continued employment and subject to acceleration of vesting upon a change in control.
(3)	Dr. Ghoniem was granted a stock option award for 100,000 shares of Common Stock on June 13, 2011, with 25% of the shares vesting on June 13, 2012 and then an additional 25% of the shares on each of the subsequent three anniversaries thereafter, provided that Dr. Ghoniem serves as a director or consultant to the Company and subject to acceleration of vesting upon a change in control.
(4)	Mr. Devas was granted a stock option award for 100,000 shares of Common Stock on June 13, 2011, with 25% of the shares vesting on June 13, 2012 and then an additional 25% of the shares on each of the subsequent three anniversaries thereafter, provided that Mr. Devas serves as a director or consultant to the Company and subject to acceleration of vesting upon a change in control.
(5)	Mr. Meier was granted a stock option award for 100,000 shares of Common Stock on June 13, 2011, with 25% of the shares vesting on June 13, 2012 and then an additional 25% of the shares on each of the subsequent three anniversaries thereafter, provided that Mr. Meier serves as a director or consultant to the Company and subject to acceleration of vesting upon a change in control.

There have been no other stock awards granted to date and none of such options have been exercised.

EUROSITE POWER INC.

2011 Stock Option and Incentive Plan

The Company’s Stock Plan provides for the grant of stock-based awards to employees, officers and directors of, and consultants or advisors to, the Company and its subsidiaries. The Company also adopted a sub-plan, as authorized by the Stock Plan, or the UK Sub-Plan, in order to grant equity awards to United Kingdom persons in compliance with United Kingdom law. The terms of the UK Sub-Plan are not materially different from the terms of the Stock Plan.

Under the Stock Plan, the Company may grant stock options, restricted stock and other stock-based awards. A total of 4,500,000 shares of Common Stock may be issued upon the exercise of options or other awards granted under the Stock Plan.

The Stock Plan is administered by the Board of Directors and the Compensation Committee. Subject to the provisions of the Stock Plan, the Board of Directors and the Compensation Committee each has the authority to select the persons to whom awards are granted and determine the terms of each award, including the number of shares of Common Stock subject to the award. Payment of the exercise price of an award may be made in cash, in a “cashless exercise” through a broker, or if the applicable stock option agreement permits, shares of Common Stock or by any other method approved by the Board of Directors or Compensation Committee. Unless otherwise permitted by the Company, awards are not assignable or transferable except by will or the laws of descent and distribution.

Upon the consummation of an acquisition of the business of the Company, by merger or otherwise, the Board of Directors shall, as to outstanding awards (on the same basis or on different bases as the Board of Directors shall specify), make appropriate provision for the continuation of such awards by the Company or the assumption of such awards by the surviving or acquiring entity and by substituting on an equitable basis for the shares then subject to such awards either (a) the consideration payable with respect to the outstanding shares of Common Stock in connection with the acquisition, (b) shares of stock of the surviving or acquiring corporation or (c) such other securities or other consideration as the Board of Directors deems appropriate, the fair market value of which (as determined by the Board of Directors in its sole discretion) shall not materially differ from the fair market value of the shares of Common Stock subject to such awards immediately preceding the acquisition. In addition to or in lieu of the foregoing, with respect to outstanding stock options, the Board of Directors may, on the same basis or on different bases as the Board of Directors shall specify, upon written notice to the affected optionees, provide that one or more options then outstanding must be exercised, in whole or in part, within a specified number of days of the date of such notice, at the end of which period such options shall terminate, or provide that one or more options then outstanding, in whole or in part, shall be terminated in exchange for a cash payment equal to the excess of the fair market value (as determined by the Board of Directors in its sole discretion) for the shares subject to such Options over the exercise price thereof. Unless otherwise determined by the Board of Directors (on the same basis or on different bases as the Board of Directors shall specify), any repurchase rights or other rights of the Company that relate to a stock option or other award shall continue to apply to consideration, including cash, that has been substituted, assumed or amended for a stock option or other award pursuant to these provisions. The Company may hold in escrow all or any portion of any such consideration in order to effectuate any continuing restrictions.

The Board of Directors may at any time provide that any stock options shall become immediately exercisable in full or in part, that any restricted stock awards shall be free of some or all restrictions, or that any other stock-based awards may become exercisable in full or in part or free of some or all restrictions or conditions, or otherwise realizable in full or in part, as the case may be.

The Board of Directors or Compensation Committee may, in its sole discretion, amend, modify or terminate any award granted or made under the Stock Plan, so long as such amendment, modification or termination would not materially and adversely affect the participant.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

Mr. Hamblyn has a service agreement governed by and construed in accordance with the laws of England and Wales. Mr. Hamblyn’s service agreement includes a basic salary of one hundred and one thousand, five hundred British Pounds sterling (£101,500) per annum for the performance of his duties and a first year bonus equal up to 12% of the first year basic salary for goals met. In addition Mr. Hamblyn shall be entitled to receive five hundred and fifty British Pounds sterling (£550) per month to purchase benefits such as medical, pension and vehicle of his choosing, of which he shall provide appropriate evidence to the Company in respect of such benefits obtained. The Company, or Mr. Hamblyn, may terminate the employment by giving to the other six month notice in writing.

Other than Mr. Hamblyn, none of our officers has an employment or service contract or change-in-control arrangement, other than stock and option awards that contain certain change-in-control provisions such as accelerated vesting due to acquisition. In the event an acquisition that is not a private transaction occurs while the optionee maintains a business relationship with the Company and the option has not fully vested, the option will become exercisable for 100% of the then number of shares as to which it has not vested and such vesting to occur immediately prior to the closing of the acquisition.

EUROSITE POWER INC.

As of December 31, 2011, none of the 3,600,000 outstanding option awards granted pursuant to the 2011 Stock Option and Incentive Plan had vested. Our option awards contain certain accelerated vesting due to acquisition provisions, which are described below. The option awards that would vest for each named executive officer if a change-in control were to occur are disclosed under the section titled “Outstanding Equity Awards at Fiscal Year-End”.

Accelerated Vesting Due to Acquisition

Our option award agreements provide for accelerated vesting due to acquisition. In the event an acquisition that is not a private transaction occurs while the optionee maintains a business relationship with the Company and his option has not fully vested, this option shall become exercisable for 100% of the then number of shares as to which it has not vested, such vesting to occur immediately prior to the closing of the acquisition.

Option Awards Change in Control Definition

Definitions. The following definitions shall apply: acquisition means (1) the sale of the Company by merger in which the shareholders of the Company in their capacity as such no longer own a majority of the outstanding equity securities of the Company (or its successor); or (2) any sale of all or substantially all of the assets or capital stock of the Company (other than in a spin-off or similar transaction) or (3) any other acquisition of the business of the Company, as determined by the Board. Business relationship means service to the Company or its successor in the capacity of an employee, officer, director or consultant. Private transaction means any acquisition where the consideration received or retained by the holders of the then outstanding capital stock of the Company does not consist of (1) cash or cash equivalent consideration, (2) securities which are registered under the Securities the Securities Act of 1933, as amended, or any successor statute and/or (3) securities for which the Company or any other issuer thereof has agreed, including pursuant to a demand, to file a registration statement within ninety (90) days of completion of the transaction for resale to the public pursuant to the Securities Act.

EUROSITE POWER INC.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 23, 2012, certain information with respect to the beneficial ownership of the Company's Common Stock by (1) any person (including any “group” as set forth in Section 13(d)(3) of the Exchange Act, known by us to be the beneficial owner of more than 5% of any class of our Common Stock, (2) each director, (3) each of the named executive officers and (4) all of our current directors and executive officers as a group. The percentages in the following table are based on 54,362,100 shares of Common Stock issued and outstanding as of December 31, 2011.

	Number of	%
	Shares	of Shares
Name and address of	Beneficially	Beneficially
beneficial owner	Owned	Owned

5% Stockholders:
American DG Energy Inc. (1)	45,000,000	82.8%
Nettlestone Enterprises Limited (2)	5,700,000	10.4%

Directors & Officers: (3)
John N. Hatsopoulos (4)	50,000	0.1%
Barry J. Sanders (5)	375,000	0.7%
Anthony S. Loumidis (6)	68,750	0.1%
Paul J. Hamblyn	-	0.0%
Dr. Ahmed F. Ghoniem	-	0.0%
James C. Devas	-	0.0%
Bruno Meier	-	0.0%

All executive officers and directors as a group (7 persons)	493,750	0.9%

(1)	The address of American DG Energy Inc. is 45 First Avenue, Waltham, Massachusetts 02451.
(2)	Includes: (a) 5,300,000 shares of Common Stock; and (b) warrants to purchase 400,000 shares of Common Stock at an exercise price of $1.00 per share that expire on July 12, 2012. The address of Nettlestone Enterprises Limited is: P.O. Box 665 Roseneath, The Grange, St. Peter Port, Guernsey GY1-3SJ, Channel Islands. Messrs. M.T.R Betley, M.S. Heyworth and J.R. Plimley are the directors of the company and may be deemed to exercise voting and/or dispositive power with respect to these shares.
(3)	The address of the directors and officers listed in the table above is: c/o EuroSite Power Inc., 45 First Avenue, Waltham, Massachusetts 02451.
(4)	Includes: (a) 25,000 shares of common stock, par value $0.001 per share, held by John N. Hatsopoulos and (b) options to purchase 25,000 shares of common stock exercisable within 60 days of March 23, 2012.
(5)	Includes options to purchase 375,000 shares of common stock exercisable within 60 days of March 23, 2012.
(6)	Includes options to purchase 68,750 shares of common stock exercisable within 60 days of March 23, 2012.

Equity Compensation Plans

The following table provides information as of December 31, 2011, regarding common stock that may be issued under the company’s equity compensation plans. Information is included for both equity compensation plans approved by the company’s stockholders and not approved by the company’s stockholders (which date back to before the company became a reporting company under the Exchange Act).

	Number of securities		Number of securities remaining
	to be issued upon	Weighted-average	available for future issuance
	exercise of	exercise price of	under equity compensation plans
	outstanding options,	outstanding options,	(excluding securities reflected in
Plan category	warrants and rights	warrants and rights	second column)

Equity compensation plans approved by security holders	3,600,000	$1.00	900,000

Equity compensation plans not approved by security holders	-	-	-
Total	3,600,000	$1.00	900,000

EUROSITE POWER INC.

In December 2011, our management conducted an assessment of the risks associated with our compensation policies and practices. This process included a review of our compensation programs, a discussion of the types of practices that could be reasonably likely to create material risks, and an analysis of the potential effects on the company on related risks as a whole.

Although we reviewed all of our compensation programs, we paid particular attention to programs involving incentive-based payouts and programs that involve our executive officers. During the course of our assessment, we consulted with the Compensation Committee of our Board of Directors.

We believe that our compensation programs are designed to create appropriate incentives without encouraging excessive risk taking by our employees. In this regard, our compensation structure contains various features intended to mitigate risk. For example:

•	A portion of the compensation package for our sales-based employees consists of commissions for units sold and installed, which package is designed to link an appropriate portion of compensation to long-term performance, while providing a balanced compensation model overall.
•	The Compensation Committee oversees our compensation policies and practices and is responsible for reviewing and approving executive compensation, annual incentive compensation plans applicable to sales employees and other compensation plans.

Our Compensation Committee, in its evaluation, determined that the company does not employ any compensation plans or practices that create incentives for employees to deliver short-term profits at the expense of generating systematic risks for the company. Based on this and the assessment described above, we have concluded that the risks associated with our compensation policies and practices are not reasonably likely to have a material adverse effect on the company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The Company expects to purchase the majority of its energy equipment from American DG Energy, its parent. American DG Energy owns an 82.8% of the Common Stock of the Company. American DG Energy purchases energy equipment primarily from Tecogen, an affiliate of the Company, which manufactures natural gas, engine-driven commercial and industrial cooling and cogeneration systems, and from Ilios, a majority owned subsidiary of Tecogen which is developing a line of ultra-high-efficiency heating products, such as a high efficiency water heater, that provide twice the efficiency of conventional boilers, based on management estimates, for commercial and industrial applications utilizing advanced thermodynamic principles.

American DG Energy, GlenRose Instruments, Tecogen and Ilios, are affiliated companies by virtue of common ownership. Specifically, John N. Hatsopoulos who is the Chairman of the Company is: (a) the Chief Executive Officer and director of American DG Energy and holds 12.2% of the company’s common stock, (b) the Chief Executive Officer and director of Tecogen and holds 27.6% of the company’s common stock, (c) a director of Ilios and holds 7.3% of the company’s common stock, and (d) the Chairman of GlenRose Instruments and holds 15.7% of the company’s common stock. Dr. George N. Hatsopoulos, who is John N. Hatsopoulos’ brother, is: (a) a director of American DG Energy and holds 14.7% of the company’s common stock, (b) a director of Tecogen and holds 26.2% of the company’s common stock, (c) an investor in Ilios and holds 2.9% of the company’s common stock and (d) a director of GlenRose Instruments and holds 15.7% of the company’s common stock.

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

EUROSITE POWER INC.

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

On December 13, 2010, the Company purchased an energy system from American DG Energy for demonstration purposes and shipped it to the United Kingdom. The Company bought the energy system at cost, without markup, for $128,406, and it was put into inventory. As of December 31, 2011, the Company’s inventory balance increased to $137,976 as compared to $128,406 at December 31, 2010, resulting in a decrease of cash by $9,570 due to additional costs for shipping the energy system to the United Kingdom and costs for payment of appropriate duties and taxes. There were no enhancements or alterations done to the energy system between the two periods.

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

Barry J. Sanders, the Company’s Chief Executive Officer, is also the President and Chief Operating Officer of American DG Energy and devotes part of his business time to the affairs of American DG Energy. His salary is paid by American DG Energy but a portion is reimbursed by the Company according to the requirements of the business in a given week at a fully burdened hourly rate of $119. On average, Mr. Sanders spends approximately 25% of his business time on the affairs of the Company, but such amount varies widely depending on the needs of the business and is expected to increase as the business of the Company develops.

Anthony S. Loumidis, the Company’s Chief Financial Officer, devotes part of his business time to the affairs of American DG Energy, GlenRose Instruments, Tecogen and Ilios. His salary is paid by American DG Energy but a portion is reimbursed by GlenRose Instruments and by the Company according to the requirements of the business in a given week at a fully burdened hourly rate of $108. On average, Mr. Loumidis spends approximately 15% of his business time on the affairs of the Company, but such amount varies widely depending on the needs of the business and is expected to increase as the business of the Company develops.

The Company’s headquarters are located in Waltham, Massachusetts and consist of 2,971 square feet of office and storage space that are leased from Tecogen and shared with American DG Energy. The lease expires on March 31, 2014. American DG Energy is not currently charging the Company for utilizing its share of office space in the United States since it believes it is insignificant. The Company currently does not occupy any office space in the United Kingdom or Europe but intends to do so in the future. We believe that our facilities are appropriate and adequate for our current needs.

Director Independence

The Company’s policy is that a majority of our Board of Directors shall be “independent” in accordance with NYSE Amex rules (even though the Company is not currently subject to those requirements) including, in the judgment of the Board of Directors, the requirement that such directors have no material relationship with the Company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the Company). The following is a non-exclusive list of persons who shall not be considered independent:

a)    a director who is, or during the past three years was, employed by the company, other than prior employment as an interim executive officer (provided the interim employment did not last longer than one year);

b)    a director who accepted or has an immediate family member who accepted any compensation from the company in excess of $120,000 during any period of twelve consecutive months within the three years preceding the determination of independence, other than the following:

(i)	compensation for board or board committee service;
(ii)	compensation paid to an immediate family member who is an employee (other than an executive officer) of the company;
(iii)	compensation received for former service as an interim executive officer (provided the interim employment did not last longer than one year); or

EUROSITE POWER INC.

(iv)	benefits under a tax-qualified retirement plan, or non-discretionary compensation;

(c)   a director who is an immediate family member of an individual who is, or at any time during the past three years was, employed by the company as an executive officer;

(d)   a director who is, or has an immediate family member who is, a partner in, or a controlling shareholder or an executive officer of, any organization to which the company made, or from which the company received, payments (other than those arising solely from investments in the company's securities or payments under non-discretionary charitable contribution matching programs) that exceed 5% of the organization's consolidated gross revenues for that year, or $200,000, whichever is more, in any of the most recent three fiscal years;

(e)   a director who is, or has an immediate family member who is, employed as an executive officer of another entity where at any time during the most recent three fiscal years any of the issuer's executive officers serve on the compensation committee of such other entity; or

(f)   a director who is, or has an immediate family member who is, a current partner of the company's outside auditor, or was a partner or employee of the company's outside auditor who worked on the company's audit at any time during any of the past three years.

Ownership of a significant amount of the Company’s stock, by itself, does not constitute a material relationship. For relationships not covered by these standards, the determination of whether a material relationship exists shall be made by the other members of the Board of Directors who are independent (as defined above).

Under the Company’s independence standards, the following directors are independent: Mr. Bruno Meier, Mr. Ahmed F. Ghoniem and Mr. James Devas.

Item 14. Principal Accountant Fees and Services.

The following table summarizes fees billed to the Company by McGladrey & Pullen, LLP, for professional services rendered for the period ended December 31, 2011:

	2011	2010
Audit Fees	$37,268	$-
Audit-Related Fees	-	33,557
Tax Fees	6,500	6,500
All Other Fees	-	-
Total	$43,768	$40,057

Audit Fees. The audit fees consist of aggregate fees billed for each of the last two fiscal years for professional services rendered by the audit of our annual consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports.

Audit-Related Fees. The audit-related fees consist of aggregate fees billed in each of the last two fiscal years for assurance and related services reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees”.

Tax Fees. Tax fees consist of aggregate fees billed in each of the last two fiscal years for professional services for tax compliance, tax advice and tax planning. These services included assistance regarding federal and state tax compliance, and tax audit defense. These services were provided by RSM McGladrey Inc., which was an affiliate of McGladrey & Pullen, LLP operating under and alternative practice structure. On December 1, 2011, McGladrey & Pullen, LLP acquired RSM McGladrey Inc.

All Other Fees. Fees that are billed in each of the last two fiscal years for products and services that are not included in the items related above.

Audit Pre-Approval of Policies and Procedures. The Audit Committee’s current policy is to pre-approve all audit and permissible non-audit services provided by our independent auditors. These services may include audit services, audit related services, tax services and other services. The Audit Committee may also pre-approve particular services on a case-by-case basis.

EUROSITE POWER INC.

Audit Committee Approval of Fees. Our Audit Committee approved all audit-related fees listed above provided by McGladrey & Pullen, LLP, to us during the year ended December 31, 2011.

EUROSITE POWER INC.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	Index To Financial Statements and Financial Statements Schedules:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010

Consolidated Statements of Operations for the year ended December 31, 2011 and for the period from inception (July 9, 2010) to December 31, 2010

Consolidated Statements of Stockholders’ Equity for the year ended December 31, 2011 and for the period from inception (July 9, 2010) to December 31, 2010

Consolidated Statements of Cash Flows for the year ended December 31, 2011 and for the period from inception (July 9, 2010) to December 31, 2010

Notes to Consolidated Financial Statements

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions, or are inapplicable, and therefore have been omitted.

EUROSITE POWER INC.

(b)	Exhibits

Exhibit
Number	Description

3.1	Certificate of Incorporation, as amended and restated February 22, 2012 (incorporated by reference to Exhibit 3.2 to the Company’s Form 10, as amended, originally filed with the SEC on August 16, 2011).

3.2	Bylaws as amended and restated January 27, 2012 (incorporated by reference to Exhibit 3.4 to the Company’s Form 10, as amended, originally filed with the SEC on August 16, 2011).

4.1	Warrant to Nettlestone Enterprises Limited dated July 12, 2010 (incorporated by reference to Exhibit 4.1 to the Company’s Form 10, as amended, originally filed with the SEC on August 16, 2011).

4.2	Specimen Common Stock Certificate of EuroSite Power Inc.

10.1*	EuroSite Power Inc. 2011 Stock Incentive Plan, as amended on June 13, 2011 (incorporated by reference to Exhibit 10.4 to the Company’s Form 10, as amended, originally filed with the SEC on August 16, 2011).

10.2*	UK Sub-Plan to the EuroSite Power Inc. 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Form 10, as amended, originally filed with the SEC on August 16, 2011).

10.3	Form of EuroSite Power Inc. Subscription Agreement for private placement of Common Stock (incorporated by reference to Exhibit 10.6 to the Company’s Form 10, as amended, originally filed with the SEC on August 16, 2011).

10.4*	Service Agreement by and between EuroSite Power Limited and Paul J. Hamblyn dated July 18, 2011 (incorporated by reference to Exhibit 10.7 to the Company’s Form 10, as amended, originally filed with the SEC on August 16, 2011).

10.5+	Facilities, Support Services and Business Agreement between American DG Energy Inc. and Tecogen Inc., dated January 1, 2006 (incorporated by reference to Exhibit 10.8 to the Company’s Form 10, as amended, originally filed with the SEC on August 16, 2011).

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Form 10, as amended, originally filed with the SEC on August 16, 2011).

21.1	List of subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Form 10, as amended, originally filed with the SEC on August 16, 2011).

23.1#	Consent of McGladrey & Pullen, LLP.

31.1#	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2#	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer (Furnished herewith).

101.1	The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders' Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements, tagged as blocks of text and in detail (Furnished herewith).

#	Filed herewith.
*	Management contract or compensatory plan or arrangement.
+	Previously filed with the Securities and Exchange Commission on November 22, 2006 as Exhibit 10.5 to the American DG Energy Inc. Registration Statement on Form 10-SB/A (Registration No. 000-52294) and incorporated herein by reference. Confidential treatment has been granted for portions of this document. The confidential portions were omitted and filed separately, on a confidential basis, with the Securities and Exchange Commission.

EUROSITE POWER INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EUROSITE POWER INC.
(Registrant)

By: /s/ Barry J. Sanders
Chief Executive Officer and President
(Principal Executive Officer)

By: /s/ Anthony S. Loumidis
Chief Financial Officer, Secretary and Treasurer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ John N. Hatsopoulos	Chairman of the Board and Director	March 23, 2012
John N. Hatsopoulos

/s/ Barry J. Sanders	Director, President and Chief Executive Officer	March 23, 2012
Barry J. Sanders	(Principal Executive Officer)

/s/ Anthony S. Loumidis	Treasurer, Secretary and Chief Financial Officer	March 23, 2012
Anthony S. Loumidis	(Principal Financial and Accounting Officer)

/s/ Ahmed F. Ghoniem	Director	March 23, 2012
Ahmed F. Ghoniem

/s/ James C. Devas	Director	March 23, 2012
James C. Devas

/s/ Bruno Meier	Director	March 23, 2012
Bruno Meier

EUROSITE POWER INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
EuroSite Power Inc.

We have audited the accompanying consolidated balance sheets of EuroSite Power Inc. (the “Company”) as of December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2011 and for the period from inception (July 9, 2010) to December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform our audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of the Company at December 31, 2011 and 2010 and the results of their operations and their cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ MCGLADREY & PULLEN, LLP

Boston, Massachusetts
March 23, 2012

EUROSITE POWER INC.

CONSOLIDATED BALANCE SHEETS

	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$2,338,783	$2,234,551
Value added tax receivable	77,197	-
Inventory	137,976	128,406
Other current assets	19,721	-
Total current assets	2,573,677	2,362,957

Property, plant and equipment, net	4,576	-

TOTAL ASSETS	$2,578,253	$2,362,957

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$57,349	$7,689
Due to related party	-	122,720
Accrued expenses and other current liabilities	48,016	1,334
Total current liabilities	105,365	131,743

Total liabilities	105,365	131,743

Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 54,362,100 and 52,261,000 issued and outstanding at December 31, 2011 and 2010, respectively	54,362	52,261
Additional paid-in capital	3,839,753	2,218,758
Accumulated deficit	(1,421,227)	(39,805)
Total stockholders’ equity	2,472,888	2,231,214

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,578,253	$2,362,957

The accompanying notes are an integral part of these consolidated financial statements

EUROSITE POWER INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	2011	2010

Revenues
Energy revenues	$-	$-
Turnkey & other revenues	-	-
	-	-
Cost of sales
Fuel, maintenance and installation	-	-
Depreciation expense	-	-
	-	-
Gross profit	-	-

Operating expenses
General and administrative	854,502	39,805
Selling	527,253	-
Engineering	-	-
	1,381,755	39,805
Loss from operations	(1,381,755)	(39,805)

Other income (expense)
Interest and other income	333	-
Interest expense	-	-
	333	-

Loss before income taxes	(1,381,422)	(39,805)
Provision for state income taxes	-	-
Net loss	$(1,381,422)	$(39,805)

Net loss per share - basic and diluted	$(0.03)	$(0.00)

Weighted-average shares outstanding - basic and diluted	54,078,401	52,046,867

The accompanying notes are an integral part of these consolidated financial statements

EUROSITE POWER INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock
	$0.001 Par Value		Additional		Total
	Number		Paid-In	Accumulated	Stockholders'
	of Shares	Amount	Capital	Deficit	Equity

Balance at inception, July 9, 2010	50,000,000	$50,000	-	$-	$50,000
Sale of common stock, net of costs	2,261,000	2,261	2,218,758	-	2,221,019
Net loss	-	-	-	(39,805)	(39,805)
Balance at December 31, 2010	52,261,000	$52,261	$2,218,758	$(39,805)	$2,231,214

Sale of common stock, net of costs	1,250,000	1,250	1,147,151	-	1,148,401
Stock-based compensation expense	-	-	474,695	-	474,695
Common stock dividend declared, Note 8	851,100	851	(851)	-	-
Net loss	-	-	-	(1,381,422)	(1,381,422)
Balance at December 31, 2011	54,362,100	$54,362	$3,839,753	$(1,421,227)	$2,472,888

The accompanying notes are an integral part of these consolidated financial statements

EUROSITE POWER INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,381,422)	$(39,805)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	474,695	-
Changes in operating assets and liabilities
(Increase) decrease in:
Value added tax receivable	(77,197)
Inventory	(9,570)	(128,406)
Prepaid and other current assets	(19,721)	-
Increase (decrease) in:
Accounts payable	49,660	7,689
Due to related party	(122,720)	122,720
Accrued expenses and other current liabilities	46,682	1,334
Net cash used in operating activities	(1,039,593)	(36,468)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,576)	-
Net cash used in investing activities	(4,576)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net of costs	1,148,401	2,271,019
Net cash provided by financing activities	1,148,401	2,271,019

Net increase in cash and cash equivalents	104,232	2,234,551
Cash and cash equivalents, beginning of the year	2,234,551	-
Cash and cash equivalents, end of the year	$2,338,783	$2,234,551

Non-cash financing activities:
Stock dividend declared	$(851)	$-

The accompanying notes are an integral part of these consolidated financial statements

EUROSITE POWER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On July 9, 2010, American DG Energy invested $45,000 in exchange for 45 million shares of the Company’s common stock, par value $.001 per share, or Common Stock, and obtained controlling interest in the Company. Also on July 9, 2010, Nettlestone Enterprises Limited, invested $5,000 in exchange for 5 million shares of the Company’s Common Stock. As of December 31, 2011 American DG Energy owned an 82.8% interest in the Company and consolidates the Company into its financial statements in accordance with Generally Accepted Accounting Principles, or GAAP.

The Company’s operations are comprised of one business segment. The Company’s business is to sell energy in the form of electricity, heat, hot water and cooling to its customers under long-term sales agreements.

The Company has experienced total net losses since inception of $1.4 million. For the foreseeable future, the Company expects to experience continuing operating losses and negative cash flows from operations as its management executes its current business plan. The Company believes that its cash and cash equivalents available at December 31, 2011 and its ability to control certain costs, including those related to general and administrative expenses, will enable it to meet its anticipated cash expenditures through March 31, 2013. Beyond March 31, 2013, the Company may need to raise additional capital through a debt financing or equity offering to meet its operating and capital needs. There can be no assurance, however, that the Company will be successful in its fundraising efforts or that additional funds will be available on acceptable terms, if at all.

Since its inception to December 31, 2011, the Company has raised a total of $3,511,000 through various private placements of Common Stock. If the Company is unable to raise additional capital in 2012 the Company may need to terminate certain of its employees and adjust its current business plan. Financial considerations may cause the Company to modify planned deployment of new energy systems and the Company may decide to suspend installations until it is able to secure additional working capital. The Company will evaluate possible acquisitions of, or investments in, businesses, technologies and products that are complementary to its business; however, the Company is not currently engaged in such discussions.

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

Reclassifications

Certain prior period balances have been reclassified to conform with current period presentation.

EUROSITE POWER INC.

Use of Estimates in Preparation of Statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

Revenue from energy contracts will be recognized when electricity, heat, and chilled water is produced by the cogeneration systems on-site. The Company expects to bill each month based on various meter readings installed at each site. The amount of energy produced by on-site energy systems will be invoiced, as determined by a contractually defined formula. Under certain energy contracts, the customer will directly acquire the fuel to power the systems and will receive credit for that expense from the Company. The credit will be recorded as reduction of revenue.

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

Customers may buy out their long-term obligation under energy contracts and purchase the underlying equipment from the Company. Any resulting gain on these transactions will be recognized over the payment period in the accompanying consolidated statements of operations. Revenues from operation, including shared savings will be recorded when provided and verified. Maintenance service revenue will be recognized over the term of the agreement and will be billed on a monthly basis in arrears. The Company had no such arrangements to date.

Occasionally the Company will enter into a sales arrangement with a customer to construct and sell an energy system and provide energy and maintenance services over the term of the contract. Based on the fact that the Company will sell each deliverable to other customers on a stand-alone basis, the Company will determine that each deliverable has a stand-alone value. Additionally, there are no rights of return relative to the delivered items; therefore, each deliverable will be considered a separate unit of accounting. Revenue will be allocated to each element based upon its relative fair value which is determined based on the estimated price of the deliverables when sold on a standalone basis. Revenue related to the construction of the energy system will be recognized using the percentage-of-completion method as the unit is being constructed. Revenue from the sale of energy will be recognized when electricity, heat, and chilled water is produced by the energy system, and revenue from maintenance services is recognized over the term of the maintenance agreement. The Company had no such arrangements to date.

The Company may be able to participate in the demand response market and receive payments due to the availability of its energy systems. Demand response programs provide payments for either the reduction of electricity usage or the increase in electricity production during periods of peak usage throughout a utility territory. The Company had not recognized revenue from demand response activity to date.

Other revenue represents various types of ancillary activities for which the Company expects to engage in from time to time such as the sale of equipment, and feasibility studies.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

EUROSITE POWER INC.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of highly liquid cash equivalents. The Company has cash balances in certain financial institutions in amounts which occasionally exceed current deposit insurance limits. The financial stability of these institutions is continually reviewed by senior management. As of December 31, 2011, the Company had a balance of $2,338,783 in cash and cash equivalents and short-term investments. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Accounts Receivable

The Company will maintain receivable balances with its customers. The Company reviews its customers’ credit history before extending credit and generally does not require collateral. An allowance for doubtful accounts will be established based upon factors surrounding the credit risk of specific customers, historical trends and other information. Bad debt will be written off when identified by management.

Inventory

Inventories are stated at the lower of cost or market, valued on a first-in, first-out basis. Inventory is reviewed periodically for slow-moving and obsolete items.

Supply Concentrations

The Company’s entire cogeneration unit purchases for the periods ending December 31, 2011 and 2010, respectively, were from one vendor (see “Note 5 - Related parties”). The Company believes there are sufficient alternative vendors available to ensure a constant supply of cogeneration units on comparable terms. However, in the event of a change in suppliers, there could be a delay in obtaining units which could result in a temporary slowdown of installing additional income producing sites. The Company believes there are sufficient alternative vendors available to ensure a constant supply of maintenance and installation services on comparable terms. However, in the event of a change of vendor, there could be a delay in installation or maintenance services.

Property Plant and Equipment

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method at rates sufficient to write off the cost of the applicable assets over their estimated useful lives. Repairs and maintenance are expensed as incurred.

The Company will evaluate the recoverability of its long-lived assets by comparing the net book value of the assets to the estimated future undiscounted cash flows attributable to such assets. The useful life of the Company’s energy systems will be the lesser of the economic life of the asset or the term of the underlying contract with the customer, typically 12 to 15 years. The Company will review the useful life of its energy systems on a quarterly basis or whenever events or changes in business circumstances indicate that the carrying value of the assets may not be fully recoverable or that the useful lives of the assets will no longer be appropriate. If impairment is indicated, the asset will be written down to its estimated fair value based on a discounted cash flow analysis.

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

EUROSITE POWER INC.

See “Note 3 – Stockholders’ equity” for a summary of the stock option activity under our 2011 Stock Incentive Plan, as amended, and the UK Sub-Plan for the periods ending December 31, 2011 and 2010, respectively.

Loss per Common Share

The Company computes basic loss per share by dividing net loss for the period by the weighted-average number of shares of Common Stock outstanding during the period. The Company computes its diluted earnings per common share using the treasury stock method. For purposes of calculating diluted earnings per share, the Company considers its shares issuable in connection with stock options and warrants to be dilutive Common Stock equivalents when the exercise price is less than the average fair market value of the Company’s Common Stock for the period. For the period ending December 31, 2011, the Company excluded 4,000,000 anti-dilutive shares resulting from exercise of stock options and warrants, and for the period ended December 31, 2010, the Company excluded 400,000 anti-dilutive shares resulting from the exercise of warrants. All shares issuable for both periods were anti-dilutive because of the reported net loss.

Other Comprehensive Net Loss

The comprehensive net loss for the periods ending December 31, 2011 and 2010, respectively, does not differ from the reported loss.

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

The Company uses a comprehensive model for the recognition, measurement and financial statement disclosure of uncertain tax positions. Unrecognized benefits are the differences between tax positions taken, or expected to be taken in tax returns and the benefits recognized for accounting purposes.

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

Note 2 — Inventory:

As of December 31, 2011 and 2010, the Company had $137,976 and $128,406, respectively, in inventory which consisted of finished goods. As of December 31, 2011 and 2010, there were no reserves recorded against inventory.

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

EUROSITE POWER INC.

During the period from January 1, 2011 to December 31, 2011, the Company raised an additional $1,148,401 net of costs, in a private placement by issuing 1,250,000 shares of Common Stock to 4 accredited investors at a price of $1.00 per share.

On February 10, 2012, the Company announced that its Board of Directors declared a stock dividend of 10% per share on the outstanding shares of our Common Stock. The dividend was payable on March 12, 2012 to common stockholders of record at the close of business on February 24, 2012, except for shares held by American DG Energy, whose Board of Directors declined the dividend. The Company will also adjust the price of its outstanding stock option awards and warrants to $0.90 per share due to the payment of the dividend. The Company has retroactively applied this dividend to the December 31, 2011 financial statements. Prior to that transaction, the Company had paid no cash or stock dividends on its Common Stock. The Company currently expects to retain earnings for use in the operation and expansion of its business, and therefore does not anticipate paying any cash dividends in the foreseeable future.

The holders of Common Stock have the right to vote their interest on a per share basis. At December 31, 2011, there were 54,362,100 shares of Common Stock outstanding.

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

Stock options vest based upon the terms within the individual option grants, usually over a four year period with an acceleration of the unvested portion of such options upon a liquidity event, as defined in the Company’s stock option agreement. The options are not transferable except by will or domestic relations order. The option price per share under the Amended Plan is not less than the fair value of the shares on the date of the grant. The number of securities remaining available for future issuance under the Amended Plan was 900,000 at December 31, 2011.

On January 15, 2011, the Company granted nonqualified options to purchase 2,100,000 shares of Common Stock to five employees and two directors at a purchase price of $1.00 per share. Those options have a vesting schedule of four years and expire in ten years. The assumptions used in the Black-Scholes option pricing model include an expected life of 6.25 years, a risk-free interest rate of 2.7% and an expected volatility of 32.8%. The fair value of the options issued was $790,908, with a grant date fair value of $0.38 per option.

On June 13, 2011, the Company granted nonqualified options to purchase 300,000 shares of Common Stock to three directors at a purchase price of $1.00 per share. Those options have a vesting schedule of four years and expire in ten years. The assumptions used in the Black-Scholes option pricing model include an expected life of 6.25 years, a risk-free interest rate of 2.3% and an expected volatility of 32.4%. The fair value of the options issued was $109,304, with a grant date fair value of $0.36 per option.

On November 3, 2011, the Company granted its managing director options to purchase 900,000 shares of common stock at purchase price of $1.00 per share and granted to the three members of its advisory board options to purchase 300,000 shares of common stock at purchase price of $1.00 per share. Those options have a vesting schedule of four years and expire in ten years and were made under the UK Sub-Plan to the Company’s 2011 Stock Incentive Plan. The assumptions used in the Black-Scholes option pricing model include an expected life of 6.25 years, a risk-free interest rate of 1.5% and an expected volatility of 33.1%. The fair value of the options issued was $423,400, with a grant date fair value of $0.35 per option.

At December 31, 2011, the Company had 3,600,000 options outstanding and recognized employee non-cash compensation expense of $474,695 related to the issuance of those stock options. At December 31, 2011, the total compensation cost related to unvested stock option awards not yet recognized was $848,917. This amount will be recognized over the weighted average period of 3.34 years.

EUROSITE POWER INC.

Stock option activity for the years ended December 31, 2011 and 2010 was as follows:

		Exercise	Weighted	Weighted
		Price	Average	Average	Aggregate
	Number of	Per	Exercise	Remaining	Intrinsic
Common Stock Options	Options	Share	Price	Life	Value

Outstanding, December 31, 2010	-	-	$-	-	$-
Granted	3,600,000	$1.00	1.00
Exercised	-	-	-
Canceled	-	-	-
Expired	-	-	-
Outstanding, December 31, 2011	3,600,000	$1.00	$1.00	9.34 years	$-
Exercisable, December 31, 2011	-		$-		$-
Vested and expected to vest, December 31, 2011	3,600,000		$1.00		$-

The aggregate intrinsic value of options outstanding as of December 31, 2011 is calculated as the difference between the exercise price of the underlying options and the price of the Company’s Common Stock for options that were in-the-money as of that date. Options that were not in-the-money as of that date, and therefore have a negative intrinsic value, have been excluded from this amount.

Note 4 — Earnings per share:

Basic and diluted earnings per share for the years ended December 31, 2011 and 2010 was as follows:

	2011	2010
Earnings per share
Loss available to stockholders	$(1,381,422)	$(39,805)

Weighted average shares outstanding - Basic and diluted	54,078,401	52,046,867
Basic and diluted loss per share	$(0.03)	$(0.00)

Anti-dilutive shares underlying warrants outstanding	400,000	400,000
Anti-dilutive shares underlying stock options outstanding	3,600,000	-

The Common stock dividend has been retroactively applied to each of the periods ended December 31, 2011 and 2010, respectively. See Note 8- Subsequent events.

Note 5 — Related parties:

The Company expects to purchase the majority of its energy equipment from American DG Energy, its parent. American DG Energy owns an 82.8% of the Common Stock of the Company. American DG Energy purchases energy equipment primarily from Tecogen, an affiliate of the Company, which manufactures natural gas, engine-driven commercial and industrial cooling and cogeneration systems, and from Ilios Inc., or Ilios, a majority owned subsidiary of Tecogen which is developing a line of ultra-high-efficiency heating products, such as a high efficiency water heater, that provides twice the efficiency of conventional boilers, based on management estimates, for commercial and industrial applications utilizing advanced thermodynamic principles.

American DG Energy, GlenRose Instruments, Tecogen and Ilios, are affiliated companies by virtue of common ownership. Specifically, John N. Hatsopoulos who is the Chairman of the Company is: (a) the Chief Executive Officer and director of American DG Energy and holds 12.2% of the company’s common stock, (b) the Chief Executive Officer and director of Tecogen and holds 27.6% of the company’s common stock, (c) a director of Ilios and holds 7.3% of the company’s common stock, and (d) the Chairman of GlenRose Instruments and holds 15.7% of the company’s common stock. Dr. George N. Hatsopoulos, who is John N. Hatsopoulos’ brother, is: (a) a director of American DG Energy and holds 14.7% of the company’s common stock, (b) a director of Tecogen and holds 26.2% of the company’s common stock, (c) an investor in Ilios and holds 2.9% of the company’s common stock and (d) a director of GlenRose Instruments and holds 15.7% of the company’s common stock.

EUROSITE POWER INC.

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

On December 13, 2010, the Company purchased an energy system from American DG Energy for demonstration purposes and shipped it to the United Kingdom. The Company bought the energy system at cost, without markup, for $128,406, and it was put into inventory. As of December 31, 2011, the Company’s inventory balance increased to $137,976 as compared to $128,406 at December 31, 2010, resulting in a decrease of cash by $9,570 due to additional costs for shipping the energy system to the United Kingdom and costs for payment of appropriate duties and taxes. There were no enhancements or alterations done to the energy system between the two periods.

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

Barry J. Sanders, the Company’s Chief Executive Officer, is also the President and Chief Operating Officer of American DG Energy and devotes part of his business time to the affairs of American DG Energy. His salary is paid by American DG Energy but a portion is reimbursed by the Company according to the requirements of the business in a given week at a fully burdened hourly rate of $119. On average, Mr. Sanders spends approximately 25% of his business time on the affairs of the Company, but such amount varies widely depending on the needs of the business and is expected to increase as the business of the Company develops.

Anthony S. Loumidis, the Company’s Chief Financial Officer, devotes part of his business time to the affairs of American DG Energy, GlenRose Instruments, Tecogen and Ilios. His salary is paid by American DG Energy but a portion is reimbursed by GlenRose Instruments and by the Company according to the requirements of the business in a given week at a fully burdened hourly rate of $108. On average, Mr. Loumidis spends approximately 15% of his business time on the affairs of the Company, but such amount varies widely depending on the needs of the business and is expected to increase as the business of the Company develops.

The Company’s headquarters are located in Waltham, Massachusetts and consist of 2,971 square feet of office and storage space that are leased from Tecogen and shared with American DG Energy. The lease expires on March 31, 2014. American DG Energy is not currently charging the Company for utilizing its share of office space in the United States since it believes it is insignificant. The Company currently does not occupy any office space in the United Kingdom or Europe but intends to do so in the future. The Company believes that its facilities are appropriate and adequate for its current needs.

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

Note 7 — Income taxes:

The Company did not record any income tax benefit or tax provision at December 31, 2011 and 2010, respectively. A reconciliation of federal statutory income tax provision to the Company’s actual provision for the years ended December 31, 2011 and 2010, respectively, is as follows:

	2011	2010

Benefit at federal statutory tax rate	$(469,000)	$(14,000)
Unbenefited operating losses	469,000	14,000
Tax expense	$-	$-

The component of net deferred tax assets recognized in the accompanying consolidated balance sheets at December 31, 2011 and 2010, respectively, is as follows:

	2011	2010

Net operating loss carryforwards	$396,000	$16,000
Accrued expenses and other	186,000	-
Valuation allowance	(582,000)	(16,000)
Net deferred tax asset	$-	$-

As of December 31, 2011, the Company has federal and state loss carryforwards of approximately $915,000 and $1,063,000, respectively, which may be used to offset future federal and state taxable income, expiring at various dates through 2031. Management has determined that it is more likely than not that the Company will not recognize the benefits of the federal and state deferred tax assets and as a result has recorded a valuation allowance against the entire deferred tax asset. If the Company should generate sustained future taxable income, against which these tax attributes may be recognized, some portion or all of the valuation allowance would be reversed.

The Company adopted FIN 48 at inception. The adoption of this statement had no effect on the Company’s financial position. The Company has no uncertain tax positions as of either the date of adoption, or as of December 31, 2011. The Company joins in the filing of a federal consolidated return with its parent company, American DG Energy Inc.

Note 8 — Subsequent events:

On February 10, 2012, the Company announced that its Board of Directors declared a stock dividend of 10% per share on the outstanding shares of our Common Stock. The dividend was payable on March 12, 2012 to common stockholders of record at the close of business on February 24, 2012, except for shares held by American DG Energy, whose Board of Directors declined the dividend. The Company will also adjust the price of its outstanding stock option awards and warrants to $0.90 per share due to the payment of the dividend. The Company has retroactively applied this dividend to the December 31, 2011 financial statements. Prior to that transaction, the Company had paid no cash or stock dividends on its Common Stock. The Company currently expects to retain earnings for use in the operation and expansion of its business, and therefore does not anticipate paying any cash dividends in the foreseeable future.

EUROSITE POWER INC.

The Company has evaluated subsequent events through the date of this filing and determined that no other subsequent events occurred that would require recognition in the consolidated financial statements or disclosure in the notes thereto.

