Form 10-Q
period 2012-03-31
EUROSITE POWER INC
filed 2012-05-15
CIK 1528103

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Registrant’s telephone number, including area code: (781) 522-6000

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

Large accelerated filer ☐	Accelerated filer ☐

Non –accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Title of each class	Outstanding at March 31, 2012
Common Stock, $0.001 par value	54,362,100

EUROSITE POWER INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDING MARCH 31, 2012

References in this Form 10-Q to “we”, “us”, “our”, the “Company” and “EuroSite Power” refers to EuroSite Power Inc. and its consolidated subsidiaries, unless otherwise noted.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

EUROSITE POWER INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of March 31, 2012 and December 31, 2011

	March 31,	December 31,
	2012	2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,729,772	$2,338,783
Value added tax receivable	151,637	77,197
Inventory	428,849	137,976
Other current assets	43,784	19,721
Total current assets	2,354,042	2,573,677

Property, plant and equipment, net	3,130	4,576

TOTAL ASSETS	$2,357,172	$2,578,253

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$127,855	$57,349
Accrued expenses and other current liabilities	13,203	48,016
Total current liabilities	141,058	105,365

Total liabilities	141,058	105,365

Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 54,362,100 issued and outstanding at March 31, 2012 and December 31, 2011, respectively	54,362	54,362
Additional paid-in capital	3,969,723	3,839,753
Accumulated deficit	(1,807,971)	(1,421,227)
Total stockholders’ equity	2,216,114	2,472,888

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,357,172	$2,578,253

See Notes to unaudited Condensed Consolidated Financial Statements

EUROSITE POWER INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2012 and March 31, 2011

	Three Months Ended
	March 31,	March 31,
	2012	2011
	(unaudited)	(unaudited)
Revenues
Energy revenues	$-	$-
Turnkey & other revenues	-	-
	-	-
Cost of sales
Fuel, maintenance and installation	-	-
Depreciation expense	-	-
	-	-
Gross profit	-	-

Operating expenses
General and administrative	316,245	138,035
Selling	75,467	-
Engineering	-	-
	391,712	138,035
Loss from operations	(391,712)	(138,035)

Other income (expense)
Interest and other income	4,968	-
Interest expense	-	-
	4,968	-

Loss before income taxes	(386,744)	(138,035)
Provision for income taxes	-	-
Net loss	$(386,744)	$(138,035)

Net loss per share - basic and diluted	$(0.01)	$(0.00)

Weighted-average shares outstanding -
basic and diluted	54,362,100	53,257,656

See Notes to unaudited Condensed Consolidated Financial Statements

EUROSITE POWER INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2012 and March 31, 2011

	Three Months Ended
	March 31,	March 31,
	2012	2011
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(386,744)	$(138,035)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	129,970	90,295
Changes in operating assets and liabilities
(Increase) decrease in:
Value added tax receivable	(74,440)	-
Inventory	(290,873)	(44,125)
Prepaid and other current assets	(24,063)	-
Increase (decrease) in:
Accounts payable	70,506	(110,802)
Accrued expenses and other current liabilities	(34,813)	(1,334)
Net cash used in operating activities	(610,457)	(204,001)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	1,446	-
Net cash provided by investing activities	1,446	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net of costs	-	950,000
Net cash provided by financing activities	-	950,000

Net (decrease) increase in cash and cash equivalents	(609,011)	745,999
Cash and cash equivalents, beginning of the period	2,338,783	2,234,551
Cash and cash equivalents, end of the period	$1,729,772	$2,980,550

See Notes to unaudited Condensed Consolidated Financial Statements

EUROSITE POWER INC.

Notes to Interim Unaudited Condensed Consolidated Financial Statements for the period ending March 31, 2012

Note 1 — Description of business and summary of significant accounting policies:

Description of Business

EuroSite Power Inc., the Company, we, our or us, distributes, owns and operates clean, on-site energy systems that produce electricity, hot water, heat and cooling in the United Kingdom and Europe. The Company’s business model is to own the equipment it installs at customers’ facilities and to sell the energy produced by these systems to the customers on a long-term contractual basis at prices guaranteed to the customer to be below conventional utility rates. The Company calls this business the EuroSite Power “On-Site Utility.”

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

Principles of Consolidation and Basis of Presentation

The unaudited condensed consolidated financial statements, or the Unaudited Financial Statements, presented herein have been prepared by the Company, without audit, and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the interim periods presented. The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and pursuant to the rules and regulations of the SEC, for reporting in this Quarterly Report on Form 10-Q, or the Quarterly Report. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is suggested that the Unaudited Financial Statements be read in conjunction with the consolidated financial statements and notes included in the Company’s Form 10-K for the year ended December 31, 2011. The Company’s operating results for the three month period ended March 31, 2012, may not be indicative of the results expected for any succeeding interim periods or for the entire year ending December 31, 2012.

The following significant accounting policies are either currently in effect or are anticipated to become effective as the Company commences its normal business activities. The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary EuroSite Power Limited, a United Kingdom registered company.

On July 9, 2010, American DG Energy invested $45,000 in exchange for 45 million shares of the Company’s common stock, par value $.001 per share, or Common Stock, and obtained controlling interest in the Company. Also on July 9, 2010, Nettlestone Enterprises Limited, invested $5,000 in exchange for 5 million shares of the Company’s Common Stock. As of March 31, 2012, American DG Energy owned an 82.8% interest in the Company and consolidates the Company into its financial statements in accordance with GAAP.

The Company’s operations are comprised of one business segment. The Company’s business is to sell energy in the form of electricity, heat, hot water and cooling to its customers under long-term sales agreements.

The Company has experienced total net losses since inception of $1.8 million. For the foreseeable future, the Company expects to experience continuing operating losses and negative cash flows from operations as its management executes its current business plan. The Company believes that its existing resources, including cash and cash equivalents available at March 31, 2012, and its ability to control certain costs, including those related to general and administrative expenses, will enable it to meet its anticipated cash expenditures through June 30, 2013. Beyond June 30, 2013, the Company may need to raise additional capital through a debt financing or equity offering to meet its operating and capital needs. There can be no assurance, however, that the Company will be successful in its fundraising efforts or that additional funds will be available on acceptable terms, if at all.

Since its inception to March 31, 2012, the Company has raised a total of $3,511,000 through various private placements of Common Stock. If the Company is unable to raise additional capital, the Company may need to terminate certain of its employees and adjust its current business plan. Financial considerations may cause the Company to modify planned deployment of new energy systems and the Company may decide to suspend installations until it is able to secure additional working capital. The Company will evaluate possible acquisitions of, or investments in, businesses, technologies and products that are complementary to its business; however, the Company is not currently engaged in such discussions.

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

EUROSITE POWER INC.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist of highly liquid cash equivalents. The Company has cash balances in certain financial institutions in amounts which occasionally exceed current federal deposit insurance limits. The financial stability of these institutions is continually reviewed by senior management. As of March 31, 2012, the Company had a balance of $1,729,772 in cash and cash equivalents. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

Supply Concentrations

The Company’s entire cogeneration unit purchases for the periods ending March 31, 2012 and 2011, respectively, were from one vendor (see “Note 5 - Related parties”). The Company believes there are sufficient alternative vendors available to ensure a constant supply of cogeneration units on comparable terms. However, in the event of a change in suppliers, there could be a delay in obtaining units which could result in a temporary slowdown of installing additional income producing sites. The Company believes there are sufficient alternative vendors available to ensure a constant supply of maintenance and installation services on comparable terms. However, in the event of a change of vendor, there could be a delay in installation or maintenance services.

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

See “Note 3 – Stockholders’ equity” for a summary of the stock option activity under our 2011 Stock Incentive Plan, as amended, and the UK Sub-Plan for the periods ending March 31, 2012 and 2011, respectively.

EUROSITE POWER INC.

Loss per Common Share

The Company computes basic loss per share by dividing net loss for the period by the weighted-average number of shares of Common Stock outstanding during the period. The Company computes its diluted earnings per common share using the treasury stock method. For purposes of calculating diluted earnings per share, the Company considers its shares issuable in connection with stock options and warrants to be dilutive Common Stock equivalents when the exercise price is less than the average fair market value of the Company’s Common Stock for the period. There were no dilutive common shares during the three month period ended March 31, 2012 and 2011, respectively, because of the reported net loss.

Other Comprehensive Net Loss

The comprehensive net loss for the periods ending March 31, 2012 and 2011, respectively, does not differ from the reported loss.

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

Note 2 — Inventory:

As of March 31, 2012 and 2011, the Company had $428,849 and $137,976, respectively, in inventory which consisted of finished goods. As of March 31, 2012 and 2011, there were no reserves recorded against inventory.

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

On February 10, 2012, the Company announced that its Board of Directors declared a stock dividend of 10% per share on the outstanding shares of our Common Stock. The dividend was payable on March 12, 2012, to common stockholders of record at the close of business on February 24, 2012, except for shares held by American DG Energy, whose Board of Directors declined the dividend. The Company adjusted the price of its outstanding stock option awards and warrants to $0.90 per share due to the payment of the dividend. The Company retroactively applied this dividend to the December 31, 2011, financial statements. Prior to that transaction, the Company had paid no cash or stock dividends on its Common Stock. The Company currently expects to retain earnings for use in the operation and expansion of its business, and therefore does not anticipate paying any cash dividends in the foreseeable future.

EUROSITE POWER INC.

The holders of Common Stock have the right to vote their interest on a per share basis. At March 31, 2012, there were 54,362,100 shares of Common Stock outstanding.

Warrants

On July 12, 2010, the Company granted to Nettlestone Enterprises Limited a special purchase right, or warrant. The warrant grants the investor the non-assignable right but not the obligation, for a period of two years from July 12, 2010, to purchase 400,000 shares of the Common Stock at a per share purchase price of $1.00. On March 12, 2012, in connection with the 10% stock dividend declared on the Company’s common stock, the per share purchase price of the warrant was adjusted to $0.90. The fair value of the warrants granted was estimated using the Black-Scholes option pricing valuation model and the value of the warrant was recorded in stockholder’s equity in additional paid-in capital and as a cost of the financing as a deduction to the proceeds raised.

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

On March 12, 2012, in connection with the 10% stock dividend declared on the Company’s common stock, all outstanding stock option awards were modified in order to adjust the exercise price to $0.90. Based on the change in fair value of the modified awards, the Company will recognize incremental compensation cost of $111,482 over the remaining vesting terms of the outstanding options.

During the three month period ending March 31, 2012, the Company had 3,590,000 options outstanding and recognized employee non-cash compensation expense of $129,970 related to the issuance of those stock options. At March 31, 2012, the total compensation cost related to unvested stock option awards not yet recognized was $829,214. This amount will be recognized over the weighted average period of 3.14 years.

EUROSITE POWER INC.

Stock option activity as of and for the three month period ending March 31, 2012 was as follows:

		Exercise	Weighted	Weighted
		Price	Average	Average	Aggregate
	Number of	Per	Exercise	Remaining	Intrinsic
Common Stock Options	Options	Share	Price	Life	Value

Outstanding, December 31, 2011	3,600,000	$1.00	$1.00	9.34 years	-
Granted	-	-	-
Exercised	-	-	-
Canceled	(10,000)	0.90	0.90
Expired	-	-	-
Outstanding, March 31, 2012	3,590,000	$0.90	$0.90	9.09 years	$-
Exercisable, March 31, 2012	522,500		$0.90		$-
Vested and expected to vest, March 31, 2012	3,590,000		$0.90		$-

The aggregate intrinsic value of options outstanding as of March 31, 2012, is calculated as the difference between the exercise price of the underlying options and the price of the Company’s Common Stock for options that were in-the-money as of that date. Options that were not in-the-money as of that date, and therefore have a negative intrinsic value, have been excluded from this amount. At March 31, 2012 there were 3,067,500 unvested stock options outstanding with a vesting schedule of 25% per year and expiration in ten years.

Note 4 — Earnings per share:

Basic and diluted earnings per share for the three month period ended March 31, 2012 and 2011, respectively was as follows:

	Three Months
	March 31,	March 31,
	2012	2011
Earnings per share
Loss available to stockholders	$(386,744)	$(138,035)

Weighted average shares outstanding - Basic and diluted	54,362,100	53,257,656
Basic and diluted loss per share	$(0.01)	$(0.00)

Anti-dilutive shares underlying warrants outstanding	400,000	400,000
Anti-dilutive shares underlying stock options outstanding	3,590,000	-

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

American DG Energy, GlenRose Instruments Inc., or GlenRose Instruments, Tecogen Inc., or Tecogen, and Ilios Inc., or Ilios, are affiliated companies by virtue of common ownership. Specifically, John N. Hatsopoulos who is the Chairman of the Company is: (a) the Chief Executive Officer and director of American DG Energy and holds 11.9% of the company’s common stock, (b) the Chief Executive Officer and director of Tecogen and holds 27.4% of the company’s common stock, (c) a director of Ilios and holds 7.3% of the company’s common stock, and (d) the Chairman of GlenRose Instruments and holds 15.7% of the company’s common stock. Dr. George N. Hatsopoulos, who is John N. Hatsopoulos’ brother, is: (a) a director of American DG Energy and holds 14.5% of the company’s common stock, (b) a director of Tecogen and holds 26.0% of the company’s common stock, (c) an investor in Ilios and holds 2.9% of the company’s common stock and (d) an investor of GlenRose Instruments and holds 15.7% of the company’s common stock.

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

The Company purchases energy systems from American DG Energy and ships them to the United Kingdom. At March 31, 2012 and December 31, 2011, the Company had an inventory balance of $428,849 and $137,976, respectively.

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

The Company’s headquarters are located in Waltham, Massachusetts and consist of 3,071 square feet of office and storage space that are leased from Tecogen and shared with American DG Energy. The lease expires on March 31, 2014. American DG Energy is not currently charging the Company for utilizing its share of office space in the United States since it believes it is insignificant. The Company currently does not occupy any office space in the United Kingdom or Europe but intends to do so in the future. The Company believes that its facilities are appropriate and adequate for its current needs.

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

Level 1 — Quoted prices in active markets for identical assets or liabilities that the entity has the ability to access at the measurement date. The Company currently does not have any Level 1 financial assets or liabilities.

Level 2 — Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company currently does not have any Level 2 financial assets or liabilities.

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company currently does not have any Level 3 financial assets or liabilities.

EUROSITE POWER INC.

At March 31, 2012, the Company has no financial instruments that are required to be recorded at fair value on a recurring basis. The Company’s financial instruments include cash and cash equivalents and accounts payable whose recorded values approximate fair value based on their short term nature.

EUROSITE POWER INC.

Note 7 — Subsequent events:

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

First Quarter 2012 Compared to First Quarter 2011

Revenues

The Company had no revenues in the first quarter of 2012 and 2011, respectively.

Since the beginning of the year, the Company announced that it has reached agreements to supply clean energy to Haverhill Leisure Centre in Suffolk, to four landmark hotels owned by The Ability Group and managed by Hilton Worldwide and to the Doubletree by Hilton Dunblane Hydro hotel. The Company will generate revenue as soon as those facilities commence operations.

Cost of Sales

The Company had no cost of sales in the first quarter of 2012 and 2011, respectively.

Operating Expenses

General and administrative expenses were $316,245 in the first quarter of 2012, compared to $138,035 for the same period in 2011, an increase of $178,210. The general and administrative expenses increased due to additional legal fees, accounting and audit fees and non-cash compensation expense related to the issuance of option awards to our employees.

Selling expenses were $75,467 in the first quarter of 2012, compared to $0 for the same period in 2011, due to selling expenses associated with establishing the business, professional sales fees and commissions, advertising expenses and salaries.

Other Income

Other income was $4,968 in the first quarter of 2012, compared to $0 for the same period in 2011, due to interest on our cash balance.

Net Loss

Net loss was $386,744 in the first quarter of 2012, compared to net loss of $138,035 for the same period in 2011.

Liquidity and Capital Resources

Consolidated working capital was $2,212,984 as of March 31, 2012, compared to $2,468,312 at December 31, 2011. Included in working capital were cash and cash equivalents of $1,729,772 as of March 31, 2012, compared to $2,338,783 at December 31, 2011. The decrease in working capital was a result of cash used to fund business development for new energy projects.

EUROSITE POWER INC.

Cash used in operating activities was $610,457 in the first three months of 2012, compared to cash used of $204,001 for the same period in 2011. Our inventory balance increased to $428,849 in the first three months of 2012, compared to $137,976 at December 31, 2011, resulting in a decrease of cash of $290,873 due to the purchase of energy systems from American DG Energy for the United Kingdom. Our value added tax receivable increased to $151,637 in the first three months of 2012, compared to $77,197 at December 31, 2011, resulting in a decrease of cash of $74,440 due to duties and taxes related to the shipment of energy systems to the United Kingdom. Our other current assets increased to $43,784 in the first three months of 2012, compared to $19,721 at December 31, 2011, resulting in a decrease of cash of $24,063.

Accounts payable balance increased to $127,855 in the first three months of 2012, compared to $57,349 at December 31, 2011, resulting in an increase of cash of $70,506 due to normal account payable events. Our accrued expense and other current liabilities decreased to $13,203 in the first three months of 2012, compared to $48,016 at December 31, 2011, resulting in a decrease of cash of $34,813.

The primary investing activities of the Company’s operations included the purchase of equipment. In the first three months of 2012, the Company used $1,446 for purchases of equipment.

The Company will own the energy-producing equipment at the customer’s site; therefore, the business will be capital intensive. The Company believes that its cash and cash equivalents available at March 31, 2012, and its ability to control certain costs, including those related to selling, general and administrative expenses, will enable it to meet its anticipated cash expenditures through June 30, 2013. Beyond June 30, 2013, the Company may need to raise additional capital through a debt financing or equity offering to meet its operating and capital needs. There can be no assurance, however, that the Company will be successful in its fundraising efforts or that additional funds will be available on acceptable terms, if at all.

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

Significant Accounting Policies and Critical Estimates

The Company’s significant accounting policies are discussed in the Notes to the Consolidated Financial Statements above and are those that are incorporated in the Company’s Annual Report on Form 10-K filed with the SEC. The accounting policies and estimates that can have a significant impact upon the operating results, financial position and footnote disclosures of the Company are described in the above notes and “Note 2—Summary of significant accounting policies” to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K filed with the SEC.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4. Controls and Procedures

Management’s evaluation of disclosure controls and procedures:

Our disclosure controls and procedures are designed to provide reasonable assurance that the control system’s objectives will be met. Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures as of March 31, 2012, or the Evaluation Date, have concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective due to material weaknesses in financial reporting relating to lack of personnel with a sufficient level of accounting knowledge and a small number of employees dealing with general controls over information technology. At the present time, our management has decided that, considering the employees involved and the control procedures in place, there are risks associated with the above, but the potential benefits of adding additional employees to mitigate these weaknesses do not justify the expenses associated with such increases. Management will continue to evaluate the above weaknesses, and as the Company grows and resources become available within the next twelve months, the Company expects to have the necessary resources to hire the appropriate employees and remediate the weaknesses.

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

Changes in Internal Control over Financial Reporting:

In connection with the evaluation referred to in the foregoing paragraph, we will make changes in our internal controls over financial reporting as soon as the resources become available. As of March 31, 2012, no changes have been made to the Company’s process.

Report of Management on Internal Control over Financial Reporting:

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Exchange Act. Management conducted an evaluation of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion of this evaluation. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2012.

As of March 31, 2012, we had eleven employees, including three full time employees and one part time employee in the United Kingdom and seven part time employees in the United States. The Company currently does not have personnel with a sufficient level of accounting knowledge, experience and training in the selection, application and implementation of generally acceptable accounting principles as it relates to complex transactions and financial reporting requirements. The Company also has a small number of employees dealing with general controls over information technology security and user access. This constitutes a material weakness in financial reporting. At this time, management has decided that considering the employees involved and the control procedures in place, there are risks associated with the above, but the potential benefits of adding additional employees to mitigate these weaknesses, does not justify the expenses associated with such increases. Management will continue to evaluate the above weaknesses, and as the Company grows and resources become available within the next twelve months, the Company expects to have the necessary resources to hire the appropriate employees and remediate the weaknesses.

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

EUROSITE POWER INC.

PART II – OTHER INFORMATION

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2011. The risks discussed in our Annual Report on Form 10-K could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.

Item 6.  Exhibits

Exhibit
Number		Description of Exhibit

31.1*	–	Rule 13a-14(a) Certification of Chief Executive Officer

31.2*	–	Rule 13a-14(a) Certification of Chief Financial Officer

32.1**	–	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith

** Furnished herewith

EUROSITE POWER INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 15, 2012.

EUROSITE POWER INC.
(Registrant)

By: /s/ BARRY J. SANDERS
Chief Executive Officer
(Principal Executive Officer)

By: /s/ ANTHONY S. LOUMIDIS
Chief Financial Officer
(Principal Financial Officer)

