Form 10-Q
period 2012-06-30
EUROSITE POWER INC
filed 2012-08-14
CIK 1528103

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non –accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Title of each class	Outstanding at June 30, 2012
Common Stock, $0.001 par value	54,362,100

EUROSITE POWER INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDING JUNE 30, 2012

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets –
	June 30, 2012 and December 31, 2011 (unaudited)	3

	Condensed Consolidated Statements of Operations –
	Three Months Ended June 30, 2012 and June 30, 2011 (unaudited)	4

	Condensed Consolidated Statements of Operations –
	Six Months Ended June 30, 2012 and June 30, 2011 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows –
	Six Months Ended June 30, 2012 and June 30, 2011 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	18

Item 4.	Controls and Procedures	18

PART II - OTHER INFORMATION

Item 1A.	Risk Factors	19

Item 6.	Exhibits	20

Signatures		21

References in this Form 10-Q to “we”, “us”, “our”, the “Company” and “EuroSite Power” refers to EuroSite Power Inc. and its consolidated subsidiaries, unless otherwise noted.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

EUROSITE POWER INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of June 30, 2012 and December 31, 2011 (unaudited)

	June 30,	December 31,
	2012	2011

ASSETS
Current assets:
Cash and cash equivalents	$1,202,543	$2,338,783
Accounts receivable	32,770	-
Value added tax receivable	39,138	77,197
Inventory	262,825	137,976
Other current assets	38,652	19,721
Total current assets	1,575,928	2,573,677

Property, plant and equipment, net	430,181	4,576

TOTAL ASSETS	$2,006,109	$2,578,253

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$145,491	$57,349
Accrued expenses and other current liabilities	23,901	48,016
Total current liabilities	169,392	105,365

Total liabilities	169,392	105,365

Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 54,362,100 issued and outstanding at June 30, 2012 and December 31, 2011, respectively	54,362	54,362
Additional paid-in capital	4,091,745	3,839,753
Accumulated deficit	(2,309,390)	(1,421,227)
Total stockholders’ equity	1,836,717	2,472,888

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,006,109	$2,578,253

See Notes to unaudited Condensed Consolidated Financial Statements

EUROSITE POWER INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended June 30, 2012 and June 30, 2011

	Three Months Ended
	June 30,	June 30,
	2012	2011
	(unaudited)	(unaudited)
Revenues
Energy revenues	$-	$-
Turnkey & other revenues	27,594	-
	27,594	-
Cost of sales
Fuel, maintenance and installation	20,104	-
Depreciation expense	-	-
	20,104	-
Gross profit	7,490	-

Operating expenses
General and administrative	196,645	182,081
Selling	282,445	-
Engineering	33,992	-
	513,082	182,081
Loss from operations	(505,592)	(182,081)

Other income (expense)
Interest and other income	4,173	-
Interest expense	-	-
	4,173	-

Loss before income taxes	(501,419)	(182,081)
Provision for income taxes	-	-
Net loss	$(501,419)	$(182,081)

Net loss per share - basic and diluted	$(0.01)	$(0.00)

Weighted-average shares outstanding - basic and diluted	54,362,100	54,316,496

See Notes to unaudited Condensed Consolidated Financial Statements

EUROSITE POWER INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Six Months Ended June 30, 2012 and June 30, 2011

	Six Months Ended
	June 30,	June 30,
	2012	2011
	(unaudited)	(unaudited)
Revenues
Energy revenues	$-	$-
Turnkey & other revenues	27,594	-
	27,594	-
Cost of sales
Fuel, maintenance and installation	20,104	-
Depreciation expense	-	-
	20,104	-
Gross profit	7,490	-

Operating expenses
General and administrative	575,807	320,116
Selling	294,995	-
Engineering	33,992	-
	904,794	320,116
Loss from operations	(897,304)	(320,116)

Other income (expense)
Interest and other income	9,141	-
Interest expense	-	-
	9,141	-

Loss before income taxes	(888,163)	(320,116)
Provision for income taxes	-	-
Net loss	$(888,163)	$(320,116)

Net loss per share - basic and diluted	$(0.02)	$(0.01)

Weighted-average shares outstanding - basic and diluted	54,362,100	53,790,001

See Notes to unaudited Condensed Consolidated Financial Statements

EUROSITE POWER INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2012 and June 30, 2011

	Six Months Ended
	June 30,	June 30,
	2012	2011
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(888,163)	$(320,116)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	710	-
Stock-based compensation	251,992	200,051
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	(32,770)	-
Value added tax receivable	38,059	-
Inventory	(124,849)	(44,125)
Prepaid and other current assets	(18,931)	-
Increase (decrease) in:
Accounts payable	88,142	42,501
Due to related party	-	(122,720)
Accrued expenses and other current liabilities	(24,115)	88,666
Net cash used in operating activities	(709,925)	(155,743)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(426,315)	(1,347)
Net cash used in investing activities	(426,315)	(1,347)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net of costs	-	1,148,401
Net cash provided by financing activities	-	1,148,401

Net (decrease) increase in cash and cash equivalents	(1,136,240)	991,311
Cash and cash equivalents, beginning of the period	2,338,783	2,234,551
Cash and cash equivalents, end of the period	$1,202,543	$3,225,862

See Notes to unaudited Condensed Consolidated Financial Statements

EUROSITE POWER INC.

Notes to Interim Unaudited Condensed Consolidated Financial Statements for the period ending June 30, 2012

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

Principles of Consolidation and Basis of Presentation

The unaudited condensed consolidated financial statements, or the Unaudited Financial Statements, presented herein have been prepared by the Company, without audit, and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the interim periods presented. The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and pursuant to the rules and regulations of the SEC, for reporting in this Quarterly Report on Form 10-Q, or the Quarterly Report. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is suggested that the Unaudited Financial Statements be read in conjunction with the consolidated financial statements and notes included in the Company’s Form 10-K for the year ended December 31, 2011. The Company’s operating results for the three and six month period ended June 30, 2012, may not be indicative of the results expected for any succeeding interim periods or for the entire year ending December 31, 2012.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary EuroSite Power Limited, a United Kingdom registered company.

On July 9, 2010, American DG Energy invested $45,000 in exchange for 45 million shares of the Company’s common stock, par value $.001 per share, or Common Stock, and obtained controlling interest in the Company. Also on July 9, 2010, Nettlestone Enterprises Limited, invested $5,000 in exchange for 5 million shares of the Company’s Common Stock. As of June 30, 2012, American DG Energy owned an 82.8% interest in the Company and consolidates the Company into its financial statements in accordance with GAAP.

The Company’s operations are comprised of one business segment. The Company’s business is to sell energy in the form of electricity, heat, hot water and cooling to its customers under long-term sales agreements.

The Company has experienced total net losses since inception of $2.3 million. For the foreseeable future, the Company expects to experience continuing operating losses and negative cash flows from operations as its management executes its current business plan. The Company believes that its existing resources, including cash and cash equivalents and future cash flow from operations and its ability to control certain costs, including those related to general and administrative expenses, will be sufficient to meet the working capital requirements of its existing business for the foreseeable future, including the next 12 months; however, as the Company continues to grow its business by adding more energy systems, the cash requirements will increase. Beyond June 30, 2013, the Company may need to raise additional capital through a debt financing or equity offering to meet its operating and capital needs. There can be no assurance, however, that the Company will be successful in its fundraising efforts or that additional funds will be available on acceptable terms, if at all.

Since its inception to June 30, 2012, the Company has raised a total of $3,511,000 through various private placements of Common Stock. If the Company is unable to raise additional capital, the Company may need to terminate certain of its employees and adjust its current business plan. Financial considerations may cause the Company to modify planned deployment of new energy systems and the Company may decide to suspend installations until it is able to secure additional working capital. The Company will evaluate possible acquisitions of, or investments in, businesses, technologies and products that are complementary to its business; however, the Company is not currently engaged in such discussions.

The following significant accounting policies are either currently in effect or are anticipated to become effective as the Company commences its normal business activities.

EUROSITE POWER INC.

Foreign Currency Transactions

The functional currency and the reporting currency of the Company are the U.S. dollar. Transactions denominated in foreign currencies are translated into U.S. dollars at the exchange rate in effect on the date of the transactions. Exchange gains or losses on transactions are included in the Condensed Consolidated Statement of Operations.

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

Customers may buy out their long-term obligation under energy contracts and purchase the underlying equipment from the Company. Any resulting gain on these transactions will be recognized over the payment period in the consolidated statements of operations. Revenues from operations, including shared savings will be recorded when provided and verified. Maintenance service revenue will be recognized over the term of the agreement and will be billed on a monthly basis in arrears. The Company had no such arrangements to date.

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

Other revenue represents various types of ancillary activities for which the Company expects to engage in from time to time such as the sale of equipment, construction work, engineering work and feasibility studies.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

EUROSITE POWER INC.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist of highly liquid cash equivalents. The Company has cash balances in certain financial institutions in amounts which occasionally exceed current federal deposit insurance limits. The financial stability of these institutions is continually reviewed by senior management. As of June 30, 2012, the Company had a balance of $1,202,543 in cash and cash equivalents. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Accounts Receivable

The Company maintains receivable balances with its customers. The Company reviews its customers’ credit history before extending credit and generally does not require collateral. An allowance for doubtful accounts is established based upon factors surrounding the credit risk of specific customers, historical trends and other information. Bad debts are written off when identified by management.

Inventory

Inventories are stated at the lower of cost or market, valued on a first-in, first-out basis. Inventory is reviewed periodically for slow-moving and obsolete items.

Supply Concentrations

All of the Company’s cogeneration unit purchases for the periods ending June 30, 2012 and 2011, respectively, were from one vendor (see “Note 5 - Related parties”). The Company believes there are sufficient alternative vendors available to ensure a constant supply of cogeneration units on comparable terms. However, in the event of a change in suppliers, there could be a delay in obtaining units which could result in a temporary slowdown of installing additional income producing sites. The Company believes there are sufficient alternative vendors available to ensure a constant supply of maintenance and installation services on comparable terms. However, in the event of a change of vendor, there could be a delay in installation or maintenance services.

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

See “Note 3 – Stockholders’ equity” for a summary of the stock option activity under our 2011 Stock Incentive Plan, as amended, and the UK Sub-Plan for the periods ending June 30, 2012 and 2011, respectively.

EUROSITE POWER INC.

Loss per Common Share

The Company computes basic loss per share by dividing net loss for the period by the weighted-average number of shares of Common Stock outstanding during the period. The Company computes its diluted earnings per common share using the treasury stock method. For purposes of calculating diluted earnings per share, the Company considers its shares issuable in connection with stock options and warrants to be dilutive Common Stock equivalents when the exercise price is less than the average fair market value of the Company’s Common Stock for the period. There were no dilutive common shares during the three and six month period ended June 30, 2012 and 2011, respectively, because of the reported net loss.

Other Comprehensive Net Loss

The comprehensive net loss for the periods ending June 30, 2012 and 2011, respectively, does not differ from the reported loss.

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

Note 2 — Inventory:

As of June 30, 2012, the Company had $262,825, in inventory which consisted of finished goods. As of June 30, 2012 and December 31, 2011, there were no reserves or write downs recorded against inventory.

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

EUROSITE POWER INC.

The holders of Common Stock have the right to vote their interest on a per share basis. At June 30, 2012, there were 54,362,100 shares of Common Stock outstanding.

Warrants

On July 12, 2010, the Company granted to Nettlestone Enterprises Limited a special purchase right, or warrant. The warrant grants the investor the non-assignable right but not the obligation, for a period of two years from July 12, 2010, to purchase 400,000 shares of the Common Stock at a per share purchase price of $1.00. On March 12, 2012, in connection with the 10% stock dividend declared on the Company’s common stock, the per share purchase price of the warrant was adjusted to $0.90. The fair value of the warrants granted was estimated using the Black-Scholes option pricing valuation model and the value of the warrant was recorded in stockholder’s equity in additional paid-in capital and as a cost of the financing as a deduction to the proceeds raised. Those warrants expired on July 12, 2012.

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

Stock options vest based upon the terms within the individual option grants, usually over a four year period with an acceleration of the unvested portion of such options upon a liquidity event, as defined in the Company’s stock option agreement. The options are not transferable except by will or domestic relations order. The option price per share under the Amended Plan is not less than the fair value of the shares on the date of the grant. The number of securities remaining available for future issuance under the Amended Plan was 910,000 at June 30, 2012.

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

During the six month period ending June 30, 2012, the Company had 3,590,000 options outstanding and recognized employee non-cash compensation expense of $251,992 related to the issuance of those stock options. At June 30, 2012, the total compensation cost related to unvested stock option awards not yet recognized was $707,193. This amount will be recognized over the weighted average period of 2.89 years.

EUROSITE POWER INC.

Stock option activity as of and for the six month period ending June 30, 2012 was as follows:

		Exercise	Weighted	Weighted
		Price	Average	Average	Aggregate
	Number of	Per	Exercise	Remaining	Intrinsic
Common Stock Options	Options	Share	Price	Life	Value

Outstanding, December 31, 2011	3,600,000	$0.90	$0.90	9.34 years	-
Granted	-	-	-
Exercised	-	-	-
Canceled	(10,000)	0.90	0.90
Expired	-	-	-
Outstanding, June 30, 2012	3,590,000	$0.90	$0.90	8.84 years	$-
Exercisable, June 30, 2012	597,500		$0.90		$-
Vested and expected to vest, June 30, 2012	3,590,000		$0.90		$-

The aggregate intrinsic value of options outstanding as of June 30, 2012, is calculated as the difference between the exercise price of the underlying options and the price of the Company’s Common Stock for options that were in-the-money as of that date. Options that were not in-the-money as of that date, and therefore have a negative intrinsic value, have been excluded from this amount. At June 30, 2012 there were 2,992,500 unvested stock options outstanding with a vesting schedule of 25% per year and expiration in ten years.

Note 4 — Earnings per share:

Basic and diluted earnings per share for the three and six month periods ended June 30, 2012 and 2011, respectively was as follows:

	Three Months		Six Months
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011
Earnings per share
Loss available to stockholders	$(501,419)	$(182,081)	$(888,163)	$(320,116)

Weighted average shares outstanding - Basic and diluted	54,362,100	54,316,496	54,362,100	53,790,001
Basic and diluted loss per share	$(0.01)	$(0.00)	$(0.02)	$(0.01)

Anti-dilutive shares underlying warrants outstanding*	400,000	400,000	400,000	400,000
Anti-dilutive shares underlying stock options outstanding	3,590,000	2,400,000	3,590,000	2,400,000

*Note: The warrants expired on July 12, 2012.

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

EUROSITE POWER INC.

American DG Energy signed a Facilities and Support Services Agreement with Tecogen on July 1, 2012. The term of the agreement commences as of the start of each year and certain portions of the agreement, including office space allocation, get renewed annually upon mutual written agreement.

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

The Company purchases energy systems from American DG Energy and ships them to the United Kingdom. At June 30, 2012 and December 31, 2011, the Company had an inventory balance of $262,825 and $137,976, respectively, consisting of energy systems purchased from American DG Energy.

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

EUROSITE POWER INC.

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company currently does not have any Level 3 financial assets or liabilities.

At June 30, 2012, the Company has no financial instruments that are required to be recorded at fair value on a recurring basis. The Company’s financial instruments include cash and cash equivalents and accounts payable whose recorded values approximate fair value based on their short term nature.

Note 7 — Subsequent events:

On July 25, 2012, the Company announced that its common stock began trading on the OTCQB market under the ticker symbol “EUSP”.

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

Second Quarter 2012 Compared to Second Quarter 2011

Revenues

Revenues in the second quarter of 2012 were $27,594 compared to $0 for the same period in 2011. The revenues during the quarter were from the performance of billable services related to construction and engineering for the site. Since the beginning of the year, the Company announced that it has reached agreements to supply clean energy to Haverhill Leisure Centre in Suffolk, to four landmark hotels owned by The Ability Group and managed by Hilton Worldwide, to the Doubletree by Hilton Dunblane Hydro hotel and to the Cedar Court Hotel Huddersfield in Yorkshire.

Cost of Sales

Cost of sales in the second quarter of 2012 was $20,104 compared to $0 for the same period in 2011.

Operating Expenses

General and administrative expenses were $196,645 in the second quarter of 2012, compared to $182,081 for the same period in 2011, an increase of $14,564 or 8%. The general and administrative expenses increased due to additional legal fees, accounting and audit fees and non-cash compensation expense related to the issuance of option awards to our employees.

Selling expenses were $282,445 in the second quarter of 2012, compared to $0 for the same period in 2011, due to selling expenses associated with establishing the business, professional sales fees and commissions, advertising expenses and salaries and non-cash compensation expense related to the issuance of stock option awards to employees and directors.

Engineering expenses were $33,992 in the second quarter of 2012, compared to $0 for the same period in 2011.

Other Income

Other income was $4,173 in the second quarter of 2012, compared to $0 for the same period in 2011, due to interest on our cash balance.

Net Loss

Net loss was $501,419 in the second quarter of 2012, compared to net loss of $182,081 for the same period in 2011.

First Six Months of 2012 Compared to First Six Months of 2011

Revenues

Revenues in the first six months of 2012 were $27,594 compared to $0 for the same period in 2011. The revenues during the quarter were from the performance of billable services related to construction and engineering for the site. Since the beginning of the year, the Company announced that it has reached agreements to supply clean energy to Haverhill Leisure Centre in Suffolk, to four landmark hotels owned by The Ability Group and managed by Hilton Worldwide, to the Doubletree by Hilton Dunblane Hydro hotel and to the Cedar Court Hotel Huddersfield in Yorkshire.

EUROSITE POWER INC.

Cost of Sales

Cost of sales in the first six months of 2012 was $20,104 compared to $0 for the same period in 2011.

Operating Expenses

General and administrative expenses were $575,807 in the first six months of 2012, compared to $320,116 for the same period in 2011, an increase of $255,691. The general and administrative expenses increased due to additional legal fees, accounting and audit fees and non-cash compensation expense related to the issuance of option awards to our employees.

Selling expenses were $294,995 in the first six months of 2012, compared to $0 for the same period in 2011, due to selling expenses associated with establishing the business, professional sales fees and commissions, advertising expenses and salaries and non-cash compensation expense related to the issuance of stock option awards to employees and directors.

Engineering expenses were $33,992 in the first six months of 2012, compared to $0 for the same period in 2011.

Other Income

Other income was $9,141 in the first six months of 2012, compared to $0 for the same period in 2011, due to interest on our cash balance.

Net Loss

Net loss was $888,163 in the first six months of 2012, compared to net loss of $320,116 for the same period in 2011.

Liquidity and Capital Resources

Consolidated working capital was $1,406,536 as of June 30, 2012, compared to $2,468,312 at December 31, 2011. Included in working capital were cash and cash equivalents of $1,202,543 as of June 30, 2012, compared to $2,338,783 at December 31, 2011. The decrease in working capital was a result of cash used to fund installations and business development for new energy projects.

Cash used in operating activities was $709,925 in the first six months of 2012, compared to cash used of $155,743 for the same period in 2011. Our inventory balance increased to $262,825 in the first six months of 2012, compared to $137,976 at December 31, 2011, resulting in a decrease of cash of $124,849 due to the purchase of energy systems from American DG Energy for the United Kingdom. Our value added tax receivable decreased to $39,138 in the first six months of 2012, compared to $77,197 at December 31, 2011, resulting in an increase of cash of $38,059 due to the receipt of duties and taxes related to the shipment of energy systems to the United Kingdom. Our other current assets increased to $38,652 in the first six months of 2012, compared to $19,721 at December 31, 2011, resulting in a decrease of cash of $18,931.

Accounts payable balance increased to $145,491 in the first six months of 2012, compared to $57,349 at December 31, 2011, resulting in an increase of cash of $88,142 due to normal account payable events. Our accrued expense and other current liabilities decreased to $23,901 in the first six months of 2012, compared to $48,016 at December 31, 2011, resulting in a decrease of cash of $24,115.

The primary investing activities of the Company’s operations included the purchase of equipment. In the first six months of 2012, the Company used $426,315 for purchases of equipment.

The Company will own the energy-producing equipment at the customer’s site; therefore, the business will be capital intensive. The Company believes that its existing resources, including cash and cash equivalents and future cash flow from operations and its ability to control certain costs, including those related to general and administrative expenses, will be sufficient to meet the working capital requirements of its existing business for the foreseeable future, including the next 12 months; however, as the Company continues to grow its business by adding more energy systems, the cash requirements will increase. Beyond June 30, 2013, the Company may need to raise additional capital through a debt financing or equity offering to meet its operating and capital needs. There can be no assurance, however, that the Company will be successful in its fundraising efforts or that additional funds will be available on acceptable terms, if at all.

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

EUROSITE POWER INC.

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

Emerging Growth Company

Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. However, we chose to “opt out” of any extended transition period, and as a result we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

EUROSITE POWER INC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4. Controls and Procedures

Management’s evaluation of disclosure controls and procedures:

Our disclosure controls and procedures are designed to provide reasonable assurance that the control system’s objectives will be met. Our management, including our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures as of June 30, 2012, or the Evaluation Date, have concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective due to material weaknesses in financial reporting relating to lack of personnel with a sufficient level of accounting knowledge and a small number of employees dealing with general controls over information technology. At the present time, our management has decided that, considering the employees involved and the control procedures in place, there are risks associated with the above, but the potential benefits of adding additional employees to mitigate these weaknesses do not justify the expenses associated with such increases. Management will continue to evaluate the above weaknesses, and as the Company grows and resources become available within the next twelve months, the Company expects to have the necessary resources to hire the appropriate employees and remediate the weaknesses.

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

Changes in Internal Control over Financial Reporting:

In connection with the evaluation referred to in the foregoing paragraph, we will make changes in our internal controls over financial reporting as soon as the resources become available. As of June 30, 2012, no changes have been made to the Company’s process.

Report of Management on Internal Control over Financial Reporting:

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Exchange Act. Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion of this evaluation. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2012.

As of June 30, 2012, we had twelve employees, including four full time employees and one part time employee in the United Kingdom and seven part time employees in the United States. The Company currently does not have personnel with a sufficient level of accounting knowledge, experience and training in the selection, application and implementation of generally accepted accounting principles as it relates to complex transactions and financial reporting requirements. The Company also has a small number of employees dealing with general controls over information technology security and user access. This constitutes a material weakness in financial reporting. At this time, management has decided that considering the employees involved and the control procedures in place, there are risks associated with the above, but the potential benefits of adding additional employees to mitigate these weaknesses, does not justify the expenses associated with such increases. Management will continue to evaluate the above weaknesses, and as the Company grows and resources become available within the next twelve months, the Company expects to have the necessary resources to hire the appropriate employees and remediate the weaknesses.

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

The recently enacted JOBS Act will allow us to postpone the date by which we must comply with certain laws and regulations and to reduce the amount of information provided in reports filed with the SEC. We cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are and we will remain an “emerging growth company”, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, until the earliest to occur of (i) the last day of the fiscal year during which our total annual gross revenues equal or exceed $1 billion (subject to adjustment for inflation), (ii) the last day of the fiscal year following the fifth anniversary of our initial public offering, (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt, or (iv) the date on which we are deemed a large accelerated filer under the Securities Exchange Act of 1934, as amended.

For so long as we remain an emerging growth company as we will not be required to:

•     have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

•     comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

•     submit certain executive compensation matters to shareholder non-binding advisory votes;

•     submit for shareholder approval golden parachute payments not previously approved; and

•     disclose certain executive compensation related items such as the correlation between executive compensation and financial performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation, when such disclosure requirements are adopted.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, or the Securities Act, for complying with new or revised accounting standards. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we chose to “opt out” of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

We cannot predict if investors will find our common stock less attractive because we may rely on some of these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. If we avail ourselves of certain exemptions from various reporting requirements, our reduced disclosure may make it more difficult for investors and securities analysts to evaluate us and may result in less investor confidence.

Item 6. Exhibits

Exhibit
Number		Description of Exhibit

10.1		Placement Agency Agreement, dated June 19, 2012, between the Company and Merriman Capital Inc. (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (No. 333-182620) filed with the SEC on July 11, 2012).

31.1*	–	Rule 13a-14(a) Certification of Chief Executive Officer

31.2*	–	Rule 13a-14(a) Certification of Chief Financial Officer

32.1**	–	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

101.INS**	–	XBRL Instance Document

101.SCH**	–	XBRL Taxonomy Extension Schema

101.CAL**	–	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	–	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	–	XBRL Taxonomy Extension Label Linkbase

101.PRE**	–	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith

** Furnished herewith

EUROSITE POWER INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 2012.

EUROSITE POWER INC.
(Registrant)

By: /s/ BARRY J. SANDERS
Chief Executive Officer
(Principal Executive Officer)

By: /s/ ANTHONY S. LOUMIDIS
Chief Financial Officer
(Principal Financial Officer)

