Form 10-K
period 2012-12-31
EUROSITE POWER INC.
filed 2013-04-01
CIK 1528103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-54484

EUROSITE POWER INC.
(Exact name of Registrant as specified in its charter)

Delaware	27-5250881
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

45 First Avenue
Waltham, Massachusetts	02451
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (781) 622-1120
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	N/A

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
Yes ☐ No ☒

i

The aggregate market value of the voting shares of the registrant held by non-affiliates is not applicable because our common stock was not yet trading as of June 29, 2012.

As of March 31, 2013 the registrant’s shares of common stock outstanding were: 56,747,100.

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

ii

EUROSITE POWER INC.

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

EUROSITE POWER INC.

Distributed generation refers to the application of small-scale energy production systems, including electricity generators, at locations in close proximity to the end-use loads that they serve. Integrated energy systems, operating at user sites but interconnected to existing electric distribution networks, can reduce demand on the nation’s utility grid, increase energy efficiency, avoid the waste inherent in long distance wire and cable transmission of electricity, reduce air pollution and greenhouse gas emissions, and protect against power outages, while,in most cases, significantly lowering utility costs for power users and building operators.

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

Greatly increased overall energy efficiency (up to 90% versus less than 33% for the existing power grid), according to the Environmental and Energy Study Institute, or EESI1.
Rapid adaptation to changing demand requirements (e.g., weeks, not years to add new generating capacity where and when it is needed).
Ability to by-pass transmission line and substation bottlenecks in congested service areas.
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

EUROSITE POWER INC.

Energy and Products Portfolio

We will provide the same full range of CHP product and energy options that are provided by American DG Energy, including:

Energy Sales

Energy Producing Products

Turnkey Installation Energy Producing Products with Incentives
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

Guaranteed lower price for energy
Only pay for the energy they use
No capital costs for equipment, engineering and installation
No equipment operating costs for fuel and maintenance
Immediate cash flow improvement
Significant green impact by the reduction of carbon produced
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

EUROSITE POWER INC.

Distributed generation refers to the application of small-scale energy production systems, including electricity generators, at locations in close proximity to the end-use loads that they serve. Integrated energy systems, operating at user sites but interconnected to existing electric distribution networks, can reduce demand on the nation’s utility grid, increase energy efficiency, avoid the waste inherent in long distance wire and cable transmission of electricity, reduce air pollution and greenhouse gas emissions, and protect against power outages, while,in most cases, significantly lowering utility costs for power users and building operators.

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

Greatly increased overall energy efficiency (up to 90% versus less than 33% for the existing power grid), according to the Environmental and Energy Study Institute, or EESI1.
Rapid adaptation to changing demand requirements (e.g., weeks, not years to add new generating capacity where and when it is needed).
Ability to by-pass transmission line and substation bottlenecks in congested service areas.
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

EUROSITE POWER INC.

Energy and Products Portfolio

We will provide the same full range of CHP product and energy options that are provided by American DG Energy, including:

Energy Sales

Energy Producing Products

Turnkey Installation Energy Producing Products with Incentives
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

Guaranteed lower price for energy
Only pay for the energy they use
No capital costs for equipment, engineering and installation
No equipment operating costs for fuel and maintenance
Immediate cash flow improvement
Significant green impact by the reduction of carbon produced
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

EUROSITE POWER INC.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

EUROSITE POWER INC.

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

EUROSITE POWER INC.

Distributed generation refers to the application of small-scale energy production systems, including electricity generators, at locations in close proximity to the end-use loads that they serve. Integrated energy systems, operating at user sites but interconnected to existing electric distribution networks, can reduce demand on the nation’s utility grid, increase energy efficiency, avoid the waste inherent in long distance wire and cable transmission of electricity, reduce air pollution and greenhouse gas emissions, and protect against power outages, while,in most cases, significantly lowering utility costs for power users and building operators.

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

Greatly increased overall energy efficiency (up to 90% versus less than 33% for the existing power grid), according to the Environmental and Energy Study Institute, or EESI1.
Rapid adaptation to changing demand requirements (e.g., weeks, not years to add new generating capacity where and when it is needed).
Ability to by-pass transmission line and substation bottlenecks in congested service areas.
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

EUROSITE POWER INC.

Energy and Products Portfolio

We will provide the same full range of CHP product and energy options that are provided by American DG Energy, including:

Energy Sales

Energy Producing Products

Turnkey Installation Energy Producing Products with Incentives
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

Guaranteed lower price for energy
Only pay for the energy they use
No capital costs for equipment, engineering and installation
No equipment operating costs for fuel and maintenance
Immediate cash flow improvement
Significant green impact by the reduction of carbon produced
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

EUROSITE POWER INC.

Distributed generation refers to the application of small-scale energy production systems, including electricity generators, at locations in close proximity to the end-use loads that they serve. Integrated energy systems, operating at user sites but interconnected to existing electric distribution networks, can reduce demand on the nation’s utility grid, increase energy efficiency, avoid the waste inherent in long distance wire and cable transmission of electricity, reduce air pollution and greenhouse gas emissions, and protect against power outages, while,in most cases, significantly lowering utility costs for power users and building operators.

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

Greatly increased overall energy efficiency (up to 90% versus less than 33% for the existing power grid), according to the Environmental and Energy Study Institute, or EESI1.
Rapid adaptation to changing demand requirements (e.g., weeks, not years to add new generating capacity where and when it is needed).
Ability to by-pass transmission line and substation bottlenecks in congested service areas.
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

EUROSITE POWER INC.

Energy and Products Portfolio

We will provide the same full range of CHP product and energy options that are provided by American DG Energy, including:

Energy Sales

Energy Producing Products

Turnkey Installation Energy Producing Products with Incentives
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

Guaranteed lower price for energy
Only pay for the energy they use
No capital costs for equipment, engineering and installation
No equipment operating costs for fuel and maintenance
Immediate cash flow improvement
Significant green impact by the reduction of carbon produced
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

EUROSITE POWER INC.

PART I

Item 1. Business

General

EuroSite Power Inc., or the Company, we, our or us, has been organized to distribute, own and operate clean, on-site energy systems that produce electricity, hot water, heat and cooling in the United Kingdom and Europe. Our business model is to own the equipment that we install at customers' facilities and to sell the energy produced by these systems to the customers on a long-term contractual basis at prices guaranteed to the customer to be below conventional utility rates. We call this business the EuroSite Power “On-Site Utility”.

The Company was incorporated as a Delaware corporation on July 9, 2010, and is currently a 79.3% subsidiary of American DG Energy, or American DG Energy. American DG Energy is an onsite energy company that sells energy in the form of electricity, heat, hot water and air conditioning under long-term contracts with commercial, institutional and light industrial customers in the United States. EuroSite Power plans to introduce the American DG Energy business model to the United Kingdom and Europe.

On September 17, 2010, the Company registered as a wholly-owned subsidiary EuroSite Power Limited with the Registrar of Companies for England and Wales, to introduce the American DG Energy business model to the United Kingdom only. As the Company grows beyond the United Kingdom into other parts of Europe, it is expected that it will set up separate wholly-owned subsidiaries to do business in those countries. The Company's website is at www.eurositepower.co.uk, but our website address included in this Annual Report is a textual reference only and the information in the website is not incorporated by reference into this Annual Report.

In addition to its parent, American DG Energy, the Company has five affiliated companies, namely Tecogen Inc, or Tecogen, Ilios Inc., or Ilios, GlenRose Instruments Inc., or GlenRose Instruments, Pharos LLC, or Pharos, and Levitronix Technologies LLC, or Levitronix. These companies are affiliates because several of the major shareholders of American DG Energy, the Company's corporate parent, have significant ownership positions in Tecogen, Ilios, GlenRose Instruments, Pharos and Levitronix. Tecogen, Ilios, GlenRose Instruments, Pharos and Levitronix do not own any shares of the Company, and the Company does not own any shares of Tecogen, Ilios, GlenRose Instruments, Pharos, or Levitronix. The common shareholders include John N. Hatsopoulos, who is the Chairman of the Company and GlenRose Instruments, the Chief Executive Officer and director of American DG Energy and Tecogen, and a director of Ilios. Also, Dr. George N. Hatsopoulos, who is John N. Hatsopoulos' brother, is a director of American DG Energy and Tecogen and an investor in GlenRose Instruments, Ilios, Pharos and Levitronix.

Tecogen is a leading manufacturer of combined heat and power products, or CHP, including natural gas engine-driven cogeneration and air conditioning systems for industrial and commercial use. Ilios is a subsidiary of Tecogen that was formed in April 2009 to develop and distribute a line of ultra-high-efficiency heating products, such as a high efficiency water heater, that provide twice the efficiency of conventional boilers, based on management estimates, for commercial and industrial applications utilizing advanced thermodynamic principles. American DG Energy and EuroSite Power purchase energy equipment from various suppliers. The primary types of equipment used are natural gas engine-driven cogeneration and air conditioning systems provided by Tecogen and Ilios. Both Tecogen and American DG Energy will distribute the Ilios products. The business of GlenRose Instruments, Pharos and Levitronix is not related to the business of American DG Energy, the Company and their other corporate affiliates.

During 2012, the Company operated six energy systems, at three locations in the United Kingdom. The revenue per customer on a monthly basis is based on the sum of the amount of energy produced by the Company's energy systems and the published price of energy (electricity, natural gas or oil) from its customers' local energy utility that month, less the discounts the Company provides its customers. The Company's revenues commence as new energy systems become operational.

Our On-Site Utility supplies electricity, heat, hot water and cooling at a discounted price to properties such as healthcare facilities, hotels, large, multi-family housing, leisure centers, schools and colleges. The Company’s natural gas-powered cogeneration systems produce electricity from an internal combustion engine that drives a generator, while the heat from the engine and exhaust is recovered and typically used to produce heat and hot water for use at the site. The Company will also distribute and operate water chiller systems for building cooling applications that operate in a similar manner, except that the engine’s power drives a large air-conditioning compressor while recovering heat for hot water. Cogeneration systems reduce the amount of electricity that the customer must purchase from the local utility at a higher cost, and produce valuable heat and hot water for the site to use as required. By simultaneously providing electricity, hot water and heat, cogeneration

EUROSITE POWER INC.

Item 1. Business.

General

EuroSite Power Inc., or the Company, we, our or us, has been organized to distribute, own and operate clean, on-site energy systems that produce electricity, hot water, heat and cooling in the United Kingdom and Europe. Our business model is to own the equipment that we install at customers’ facilities and to sell the energy produced by these systems to the customers on a long-term contractual basis at prices guaranteed to the customer to be below conventional utility rates. We call this business the EuroSite Power “On-Site Utility”. As of December 31, 2011, the Company did not have any installations in the United Kingdom or Europe.

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

EUROSITE POWER INC.

Distributed generation refers to the application of small-scale energy production systems, including electricity generators, at locations in close proximity to the end-use loads that they serve. Integrated energy systems, operating at user sites but interconnected to existing electric distribution networks, can reduce demand on the nation’s utility grid, increase energy efficiency, avoid the waste inherent in long distance wire and cable transmission of electricity, reduce air pollution and greenhouse gas emissions, and protect against power outages, while,in most cases, significantly lowering utility costs for power users and building operators.

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

Greatly increased overall energy efficiency (up to 90% versus less than 33% for the existing power grid), according to the Environmental and Energy Study Institute, or EESI1.
Rapid adaptation to changing demand requirements (e.g., weeks, not years to add new generating capacity where and when it is needed).
Ability to by-pass transmission line and substation bottlenecks in congested service areas.
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

EUROSITE POWER INC.

Energy and Products Portfolio

We will provide the same full range of CHP product and energy options that are provided by American DG Energy, including:

Energy Sales

Energy Producing Products

Turnkey Installation Energy Producing Products with Incentives
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

Guaranteed lower price for energy
Only pay for the energy they use
No capital costs for equipment, engineering and installation
No equipment operating costs for fuel and maintenance
Immediate cash flow improvement
Significant green impact by the reduction of carbon produced
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

EUROSITE POWER INC.

Distributed generation refers to the application of small-scale energy production systems, including electricity generators, at locations in close proximity to the end-use loads that they serve. Integrated energy systems, operating at user sites but interconnected to existing electric distribution networks, can reduce demand on the nation’s utility grid, increase energy efficiency, avoid the waste inherent in long distance wire and cable transmission of electricity, reduce air pollution and greenhouse gas emissions, and protect against power outages, while,in most cases, significantly lowering utility costs for power users and building operators.

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

Greatly increased overall energy efficiency (up to 90% versus less than 33% for the existing power grid), according to the Environmental and Energy Study Institute, or EESI1.
Rapid adaptation to changing demand requirements (e.g., weeks, not years to add new generating capacity where and when it is needed).
Ability to by-pass transmission line and substation bottlenecks in congested service areas.
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

EUROSITE POWER INC.

Energy and Products Portfolio

We will provide the same full range of CHP product and energy options that are provided by American DG Energy, including:

Energy Sales

Energy Producing Products

Turnkey Installation Energy Producing Products with Incentives
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

Guaranteed lower price for energy
Only pay for the energy they use
No capital costs for equipment, engineering and installation
No equipment operating costs for fuel and maintenance
Immediate cash flow improvement
Significant green impact by the reduction of carbon produced
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

•	Our sales model targets the top property owners with suitable operations for our On-Site Utility. Our direct sales team, advisory board and sales partners is selected to target these customers.

•
Due to the slowdown in the economy, we have many options to select technical partners to aid in installing and maintaining the energy systems. These will range from existing competitors to mechanical contractors.

•	We expect, at the outset, to use our systems in the United States to handle items such as system monitoring and customer billing.

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

The Company purchases energy equipment from various suppliers. The primary type of equipment used is a natural gas-powered, reciprocating engine provided by Tecogen, a leading manufacturer of natural gas engine-driven commercial and

EUROSITE POWER INC.

Item 1. Business.

General

EuroSite Power Inc., or the Company, we, our or us, has been organized to distribute, own and operate clean, on-site energy systems that produce electricity, hot water, heat and cooling in the United Kingdom and Europe. Our business model is to own the equipment that we install at customers’ facilities and to sell the energy produced by these systems to the customers on a long-term contractual basis at prices guaranteed to the customer to be below conventional utility rates. We call this business the EuroSite Power “On-Site Utility”. As of December 31, 2011, the Company did not have any installations in the United Kingdom or Europe.

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

EUROSITE POWER INC.

Distributed generation refers to the application of small-scale energy production systems, including electricity generators, at locations in close proximity to the end-use loads that they serve. Integrated energy systems, operating at user sites but interconnected to existing electric distribution networks, can reduce demand on the nation’s utility grid, increase energy efficiency, avoid the waste inherent in long distance wire and cable transmission of electricity, reduce air pollution and greenhouse gas emissions, and protect against power outages, while,in most cases, significantly lowering utility costs for power users and building operators.

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

Greatly increased overall energy efficiency (up to 90% versus less than 33% for the existing power grid), according to the Environmental and Energy Study Institute, or EESI1.
Rapid adaptation to changing demand requirements (e.g., weeks, not years to add new generating capacity where and when it is needed).
Ability to by-pass transmission line and substation bottlenecks in congested service areas.
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

EUROSITE POWER INC.

Energy and Products Portfolio

We will provide the same full range of CHP product and energy options that are provided by American DG Energy, including:

Energy Sales

Energy Producing Products

Turnkey Installation Energy Producing Products with Incentives
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

Guaranteed lower price for energy
Only pay for the energy they use
No capital costs for equipment, engineering and installation
No equipment operating costs for fuel and maintenance
Immediate cash flow improvement
Significant green impact by the reduction of carbon produced
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

EUROSITE POWER INC.

Distributed generation refers to the application of small-scale energy production systems, including electricity generators, at locations in close proximity to the end-use loads that they serve. Integrated energy systems, operating at user sites but interconnected to existing electric distribution networks, can reduce demand on the nation’s utility grid, increase energy efficiency, avoid the waste inherent in long distance wire and cable transmission of electricity, reduce air pollution and greenhouse gas emissions, and protect against power outages, while,in most cases, significantly lowering utility costs for power users and building operators.

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

Greatly increased overall energy efficiency (up to 90% versus less than 33% for the existing power grid), according to the Environmental and Energy Study Institute, or EESI1.
Rapid adaptation to changing demand requirements (e.g., weeks, not years to add new generating capacity where and when it is needed).
Ability to by-pass transmission line and substation bottlenecks in congested service areas.
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

EUROSITE POWER INC.

Energy and Products Portfolio

We will provide the same full range of CHP product and energy options that are provided by American DG Energy, including:

Energy Sales

Energy Producing Products

Turnkey Installation Energy Producing Products with Incentives
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

Guaranteed lower price for energy
Only pay for the energy they use
No capital costs for equipment, engineering and installation
No equipment operating costs for fuel and maintenance
Immediate cash flow improvement
Significant green impact by the reduction of carbon produced
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

The Company and its Affiliates

American DG Energy, GlenRose Instruments, Tecogen and Ilios, are affiliated companies by virtue of common ownership. Specifically, John N. Hatsopoulos who is the Chairman of the Company is: (a) the Chief Executive Officer and director of American DG Energy and holds 10.8% of the company’s common stock, (b) the Chief Executive Officer and director of Tecogen and holds 27.3% of the company’s common stock, (c) a director of Ilios and holds 7.3% of the company’s common stock, and (d) the Chairman of GlenRose Instruments and holds 15.7% of the company’s common stock. Dr. George N. Hatsopoulos, who is John N. Hatsopoulos’ brother, is: (a) a director of American DG Energy and holds 14.3% of the company’s common stock, (b) a director of Tecogen and holds 26.0% of the company’s common stock, (c) an investor in Ilios and holds 2.9% of the company’s common stock and (d) an investor of GlenRose Instruments and holds 15.7% of the company’s common stock.

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

The Role of Distributed Generation

Distributed Generation is the production of two sources or two types of energy (electricity or cooling and heat) from a single energy source (natural gas). We use technology that utilizes a low-cost, mass-produced, internal combustion engine from General Motors, used primarily in light trucks and sport utility vehicles that is modified to run on natural gas. The engine spins either a standard generator to produce electricity, or a conventional compressor to produce cooling. For heating, since the working engine generates heat, we capture the byproduct heat with a heat exchanger and utilize the heat for facility

EUROSITE POWER INC.

Item 1. Business.

General

EuroSite Power Inc., or the Company, we, our or us, has been organized to distribute, own and operate clean, on-site energy systems that produce electricity, hot water, heat and cooling in the United Kingdom and Europe. Our business model is to own the equipment that we install at customers’ facilities and to sell the energy produced by these systems to the customers on a long-term contractual basis at prices guaranteed to the customer to be below conventional utility rates. We call this business the EuroSite Power “On-Site Utility”. As of December 31, 2011, the Company did not have any installations in the United Kingdom or Europe.

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

EUROSITE POWER INC.

Distributed generation refers to the application of small-scale energy production systems, including electricity generators, at locations in close proximity to the end-use loads that they serve. Integrated energy systems, operating at user sites but interconnected to existing electric distribution networks, can reduce demand on the nation’s utility grid, increase energy efficiency, avoid the waste inherent in long distance wire and cable transmission of electricity, reduce air pollution and greenhouse gas emissions, and protect against power outages, while,in most cases, significantly lowering utility costs for power users and building operators.

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

Greatly increased overall energy efficiency (up to 90% versus less than 33% for the existing power grid), according to the Environmental and Energy Study Institute, or EESI1.
Rapid adaptation to changing demand requirements (e.g., weeks, not years to add new generating capacity where and when it is needed).
Ability to by-pass transmission line and substation bottlenecks in congested service areas.
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

EUROSITE POWER INC.

Energy and Products Portfolio

We will provide the same full range of CHP product and energy options that are provided by American DG Energy, including:

Energy Sales

Energy Producing Products

Turnkey Installation Energy Producing Products with Incentives
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

Guaranteed lower price for energy
Only pay for the energy they use
No capital costs for equipment, engineering and installation
No equipment operating costs for fuel and maintenance
Immediate cash flow improvement
Significant green impact by the reduction of carbon produced
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

EUROSITE POWER INC.

Distributed generation refers to the application of small-scale energy production systems, including electricity generators, at locations in close proximity to the end-use loads that they serve. Integrated energy systems, operating at user sites but interconnected to existing electric distribution networks, can reduce demand on the nation’s utility grid, increase energy efficiency, avoid the waste inherent in long distance wire and cable transmission of electricity, reduce air pollution and greenhouse gas emissions, and protect against power outages, while,in most cases, significantly lowering utility costs for power users and building operators.

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

Greatly increased overall energy efficiency (up to 90% versus less than 33% for the existing power grid), according to the Environmental and Energy Study Institute, or EESI1.
Rapid adaptation to changing demand requirements (e.g., weeks, not years to add new generating capacity where and when it is needed).
Ability to by-pass transmission line and substation bottlenecks in congested service areas.
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

EUROSITE POWER INC.

Energy and Products Portfolio

We will provide the same full range of CHP product and energy options that are provided by American DG Energy, including:

Energy Sales

Energy Producing Products

Turnkey Installation Energy Producing Products with Incentives
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

Guaranteed lower price for energy
Only pay for the energy they use
No capital costs for equipment, engineering and installation
No equipment operating costs for fuel and maintenance
Immediate cash flow improvement
Significant green impact by the reduction of carbon produced
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

EUROSITE POWER INC.

applications in the form of space heating and hot water for buildings or industrial facilities. This process is very similar to an automobile, where the engine provides the motion to the automobile and the byproduct heat is used to keep the passengers warm during the winter months. For refrigeration or cooling, standard available equipment uses an electric motor to spin a conventional compressor to make cooling. We replace the electric motor with the same modified engine that runs on natural gas to spin the compressor to run a refrigeration cycle and produce cooling.

Distributed generation refers to the application of small-scale energy production systems, including electricity generators, at locations in close proximity to the end-use loads that they serve. Integrated energy systems, operating at user sites but interconnected to existing electric distribution networks, can reduce demand on the nation’s utility grid, increase energy efficiency, avoid the waste inherent in long distance wire and cable transmission of electricity, reduce air pollution and greenhouse gas emissions, and protect against power outages, while in most cases, significantly lowering utility costs for power users and building operators.

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

We intend to supply cogeneration systems that are capable of meeting the demands of commercial users and that can be connected to the existing utility grid. Specific advantages of the Company’s On-Site Utility approach of multiple energy services, compared with traditional centralized generation and distribution of electricity alone, include the following:

•
Greatly increased overall energy efficiency (up to 90% versus less than 33% for the existing power grid), according to the Environmental and Energy Study Institute, or EESI (see Environmental and Energy Study Institute (EESI), Energy Generation and Distribution Efficiency, http://www.eesi.org/generation_distribution. This website address and any other website addresses included in this Annual Report on Form 10-K are included as textual references only and the information in such websites is not incorporated by reference into this Annual Report on Form 10-K).

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

“Combined heat and power systems offer considerable environmental benefits when compared with purchased electricity and onsite-generated heat. By capturing and utilizing heat that would otherwise be wasted from the production of electricity, CHP systems require less fuel than equivalent separate heat and power systems to produce the same amount of energy. Because less fuel is combusted, greenhouse gas emissions, such as carbon dioxide (CO2), as well as criteria air pollutants like nitrogen oxides (NOx) and sulfur dioxide (SO2), are reduced." (See: http://epa.gov/chp/basic/environmental.html.

The disadvantages of the Company’s On-Site Utility are:

•	Cogeneration is a mechanical process and our equipment will be susceptible to downtime or failure.

EUROSITE POWER INC.

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

EUROSITE POWER INC.

Distributed generation refers to the application of small-scale energy production systems, including electricity generators, at locations in close proximity to the end-use loads that they serve. Integrated energy systems, operating at user sites but interconnected to existing electric distribution networks, can reduce demand on the nation’s utility grid, increase energy efficiency, avoid the waste inherent in long distance wire and cable transmission of electricity, reduce air pollution and greenhouse gas emissions, and protect against power outages, while,in most cases, significantly lowering utility costs for power users and building operators.

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

Greatly increased overall energy efficiency (up to 90% versus less than 33% for the existing power grid), according to the Environmental and Energy Study Institute, or EESI1.
Rapid adaptation to changing demand requirements (e.g., weeks, not years to add new generating capacity where and when it is needed).
Ability to by-pass transmission line and substation bottlenecks in congested service areas.
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

EUROSITE POWER INC.

Energy and Products Portfolio

We will provide the same full range of CHP product and energy options that are provided by American DG Energy, including:

Energy Sales

Energy Producing Products

Turnkey Installation Energy Producing Products with Incentives
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

Guaranteed lower price for energy
Only pay for the energy they use
No capital costs for equipment, engineering and installation
No equipment operating costs for fuel and maintenance
Immediate cash flow improvement
Significant green impact by the reduction of carbon produced
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

EUROSITE POWER INC.

Distributed generation refers to the application of small-scale energy production systems, including electricity generators, at locations in close proximity to the end-use loads that they serve. Integrated energy systems, operating at user sites but interconnected to existing electric distribution networks, can reduce demand on the nation’s utility grid, increase energy efficiency, avoid the waste inherent in long distance wire and cable transmission of electricity, reduce air pollution and greenhouse gas emissions, and protect against power outages, while,in most cases, significantly lowering utility costs for power users and building operators.

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

Greatly increased overall energy efficiency (up to 90% versus less than 33% for the existing power grid), according to the Environmental and Energy Study Institute, or EESI1.
Rapid adaptation to changing demand requirements (e.g., weeks, not years to add new generating capacity where and when it is needed).
Ability to by-pass transmission line and substation bottlenecks in congested service areas.
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

EUROSITE POWER INC.

Energy and Products Portfolio

We will provide the same full range of CHP product and energy options that are provided by American DG Energy, including:

Energy Sales

Energy Producing Products

Turnkey Installation Energy Producing Products with Incentives
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

Guaranteed lower price for energy
Only pay for the energy they use
No capital costs for equipment, engineering and installation
No equipment operating costs for fuel and maintenance
Immediate cash flow improvement
Significant green impact by the reduction of carbon produced
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

However, our business model is relatively untested in the United Kingdom and Europe since we begun operations in late 2012. It is extremely difficult to predict whether we will achieve any success in further developing our business. There can be no assurance that revenues will generate profits or be sufficient to maintain our business. We have experienced total net losses since inception of approximately $3.2 million. For the foreseeable future, we expect to experience continuing operating losses and negative cash flows from operations as our management attempts to execute our current business plan.

Business Model

Our parent, American DG Energy is an onsite energy company that sells energy in the form of electricity, heat, hot water and air conditioning under long-term contracts with commercial, institutional and light industrial customers. We are implementing our parent’s business strategy in the United Kingdom and Europe by installing our systems at no cost to our customers and retaining ownership of the system. Because our systems may operate at up to 90% efficiency, according to the EESI (versus less than 33% for the existing power grid), we are able to sell the energy produced by these systems to our customers at prices below their existing cost of electricity (or air conditioning), heat and hot water. Our cogeneration systems will consist of natural gas-powered internal combustion engines that drive an electrical generator to produce electricity and capture the engine heat to produce space heating and hot water. Our energy systems may also be configured to drive a compressor that produces air conditioning and that also captures the engine heat.

To date, American DG Energy’s installations all run in conjunction with the electric utility grid and require standard interconnection approval from the local utility. Our customers use both our energy system and the electric utility grid for their electricity requirements. We typically supply the first 20% to 60% of the building’s electricity requirements while the remaining electricity is supplied by the electric utility grid. Our customers are contractually bound to use the energy we supply.

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

Since we own and operate the energy systems and since customers have no investment in the units, our customers will benefit from no capital requirements and no operating responsibilities. We operate the energy systems so our customers require no staff and have no energy system responsibilities; they are bound, however, to pay for the energy supplied by the energy systems over the term of the agreement.

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

EUROSITE POWER INC.

Distributed generation refers to the application of small-scale energy production systems, including electricity generators, at locations in close proximity to the end-use loads that they serve. Integrated energy systems, operating at user sites but interconnected to existing electric distribution networks, can reduce demand on the nation’s utility grid, increase energy efficiency, avoid the waste inherent in long distance wire and cable transmission of electricity, reduce air pollution and greenhouse gas emissions, and protect against power outages, while,in most cases, significantly lowering utility costs for power users and building operators.

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

Greatly increased overall energy efficiency (up to 90% versus less than 33% for the existing power grid), according to the Environmental and Energy Study Institute, or EESI1.
Rapid adaptation to changing demand requirements (e.g., weeks, not years to add new generating capacity where and when it is needed).
Ability to by-pass transmission line and substation bottlenecks in congested service areas.
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

EUROSITE POWER INC.

Energy and Products Portfolio

We will provide the same full range of CHP product and energy options that are provided by American DG Energy, including:

Energy Sales

Energy Producing Products

Turnkey Installation Energy Producing Products with Incentives
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

Guaranteed lower price for energy
Only pay for the energy they use
No capital costs for equipment, engineering and installation
No equipment operating costs for fuel and maintenance
Immediate cash flow improvement
Significant green impact by the reduction of carbon produced
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

EUROSITE POWER INC.

Distributed generation refers to the application of small-scale energy production systems, including electricity generators, at locations in close proximity to the end-use loads that they serve. Integrated energy systems, operating at user sites but interconnected to existing electric distribution networks, can reduce demand on the nation’s utility grid, increase energy efficiency, avoid the waste inherent in long distance wire and cable transmission of electricity, reduce air pollution and greenhouse gas emissions, and protect against power outages, while,in most cases, significantly lowering utility costs for power users and building operators.

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

Greatly increased overall energy efficiency (up to 90% versus less than 33% for the existing power grid), according to the Environmental and Energy Study Institute, or EESI1.
Rapid adaptation to changing demand requirements (e.g., weeks, not years to add new generating capacity where and when it is needed).
Ability to by-pass transmission line and substation bottlenecks in congested service areas.
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

EUROSITE POWER INC.

Energy and Products Portfolio

We will provide the same full range of CHP product and energy options that are provided by American DG Energy, including:

Energy Sales

Energy Producing Products

Turnkey Installation Energy Producing Products with Incentives
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

Guaranteed lower price for energy
Only pay for the energy they use
No capital costs for equipment, engineering and installation
No equipment operating costs for fuel and maintenance
Immediate cash flow improvement
Significant green impact by the reduction of carbon produced
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

EUROSITE POWER INC.
Energy and Products Portfolio

We provide the same full range of CHP product and energy options that are provided by American DG Energy, including:

•	Energy Sales

◦	Electricity

◦	Thermal (Hot Water, Heat and Cooling)

•	Energy Producing Products

◦	Cogeneration Packages

◦	Chillers

◦	Natural Gas Heat Pumps

◦	Complementary Energy Equipment (e.g., boilers, etc.)

◦	Alternative Energy Equipment (e.g., solar, fuel cells, etc.)

•	Turnkey Installation Energy Producing Products with Incentives

•	Other Revenue Opportunities

Energy Sales

For customers seeking an alternative to the outright purchase of CHP equipment, we install, maintain, finance, own and operate complete on-site CHP systems that supply, on a long-term, contractual basis, electricity and other energy services. Our business model is to sell the energy to customers at a guaranteed discount rate to the rates charged by conventional utility suppliers. Customers are billed monthly and benefit from a reduction in their current energy bills without the capital costs and risks associated with owning and operating a cogeneration or chiller system. Also, by outsourcing the management and financing of on-site energy facilities to us, they reap the economic advantages of DG without the need for retaining specialized in-house staff with skills unrelated to their core business. Customers benefit from our On-Site Utility in a number of ways:

•	Guaranteed lower price for energy

•	Only pay for the energy they use

•	No capital costs for equipment, engineering and installation

•	No equipment operating costs for fuel and maintenance

•	Immediate cash flow improvement

•	Significant green impact by the reduction of carbon produced

•	No staffing, operations and equipment responsibility

Our customers pay us for energy produced on site at a rate that is a certain percentage below the rate at which the utility companies provide them electrical and natural gas services. We measure the actual amount of electrical and thermal energy produced, and charge our customers accordingly. We install, operate, maintain and repair our energy systems at our sole cost and expense. We also obtain any necessary permits or regulatory approvals at our sole expense. Our agreements are generally for a term of 15 years, renewable for two additional five years terms upon the mutual agreement of the parties.

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

Energy Producing Products

We offer cogeneration units sized to produce 100 kW of electricity, water chillers sized to produce 200 to 400 tons of cooling and high efficiency water heaters. For cogeneration, we prefer a modular design approach to allow us to group multiple units together to serve customers with considerably larger power requirements. Often, cogeneration units are conveniently dispersed within a large operation, such as a hospital or campus, serving multiple process heating systems that

EUROSITE POWER INC.

Item 1. Business.

General

EuroSite Power Inc., or the Company, we, our or us, has been organized to distribute, own and operate clean, on-site energy systems that produce electricity, hot water, heat and cooling in the United Kingdom and Europe. Our business model is to own the equipment that we install at customers’ facilities and to sell the energy produced by these systems to the customers on a long-term contractual basis at prices guaranteed to the customer to be below conventional utility rates. We call this business the EuroSite Power “On-Site Utility”. As of December 31, 2011, the Company did not have any installations in the United Kingdom or Europe.

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

EUROSITE POWER INC.

Distributed generation refers to the application of small-scale energy production systems, including electricity generators, at locations in close proximity to the end-use loads that they serve. Integrated energy systems, operating at user sites but interconnected to existing electric distribution networks, can reduce demand on the nation’s utility grid, increase energy efficiency, avoid the waste inherent in long distance wire and cable transmission of electricity, reduce air pollution and greenhouse gas emissions, and protect against power outages, while,in most cases, significantly lowering utility costs for power users and building operators.

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

Greatly increased overall energy efficiency (up to 90% versus less than 33% for the existing power grid), according to the Environmental and Energy Study Institute, or EESI1.
Rapid adaptation to changing demand requirements (e.g., weeks, not years to add new generating capacity where and when it is needed).
Ability to by-pass transmission line and substation bottlenecks in congested service areas.
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

EUROSITE POWER INC.

Energy and Products Portfolio

We will provide the same full range of CHP product and energy options that are provided by American DG Energy, including:

Energy Sales

Energy Producing Products

Turnkey Installation Energy Producing Products with Incentives
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

Guaranteed lower price for energy
Only pay for the energy they use
No capital costs for equipment, engineering and installation
No equipment operating costs for fuel and maintenance
Immediate cash flow improvement
Significant green impact by the reduction of carbon produced
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

EUROSITE POWER INC.

Distributed generation refers to the application of small-scale energy production systems, including electricity generators, at locations in close proximity to the end-use loads that they serve. Integrated energy systems, operating at user sites but interconnected to existing electric distribution networks, can reduce demand on the nation’s utility grid, increase energy efficiency, avoid the waste inherent in long distance wire and cable transmission of electricity, reduce air pollution and greenhouse gas emissions, and protect against power outages, while,in most cases, significantly lowering utility costs for power users and building operators.

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

Greatly increased overall energy efficiency (up to 90% versus less than 33% for the existing power grid), according to the Environmental and Energy Study Institute, or EESI1.
Rapid adaptation to changing demand requirements (e.g., weeks, not years to add new generating capacity where and when it is needed).
Ability to by-pass transmission line and substation bottlenecks in congested service areas.
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

EUROSITE POWER INC.

Energy and Products Portfolio

We will provide the same full range of CHP product and energy options that are provided by American DG Energy, including:

Energy Sales

Energy Producing Products

Turnkey Installation Energy Producing Products with Incentives
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

Guaranteed lower price for energy
Only pay for the energy they use
No capital costs for equipment, engineering and installation
No equipment operating costs for fuel and maintenance
Immediate cash flow improvement
Significant green impact by the reduction of carbon produced
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

We also purchase energy equipment that incorporates mechanical work to extract heat from the environment in order to supplement the chemical energy available in the fuel. The result of that equipment is a significant boost in efficiency and carbon emissions benefit relative to conventional heating systems.

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

Service and Installation

Where appropriate, we utilize the best local service infrastructure for the equipment we deploy. We require long-term maintenance contracts and ongoing parts sales. Our centralized remote monitoring capability allows us to keep track of our equipment in the field. Our installations are performed by local contractors with experience in energy cogeneration systems.

For the occasional customers that want to own the CHP system themselves, we offer our “turn-key” option whereby we sell equipment and provide systems engineering, installation, interconnect approvals, on-site labor and startup services needed to bring the complete CHP system on-line. For some customers, we also require a fee to operate the systems and may receive a portion of the savings generated from the equipment.

Other Funding and Revenue Opportunities

The Company may be able to participate in the demand response market and receive payments due to the availability of its energy systems. Demand response programs provide payments for either the reduction of electricity usage or the increase in electricity production during periods of peak usage throughout a utility territory. Since our systems are highly efficient, we may be able to participate in various carbon reduction markets. We are currently not involved in any such activity as described above.

Sales and Marketing

We offer cogeneration units sized to produce 100 kW of electricity and water chillers sized to produce 200 to 400 tons of cooling. Our On-Site Utility services are sold directly to end-users by our in-house marketing team and by established sales agents and representatives. In July 2011, we hired a Managing Director in the United Kingdom to put together a sales and marketing team in order to generate revenues from equipment installations. We also hire service and support staff, but do not expect to expend significant funds in filling those positions.

Our On-Site Utility services are sold directly to end-users by our in-house marketing team and by established sales agents and representatives. We offer standardized packages of energy, equipment and services suited to the needs of property owners and operators in healthcare, hospitality, large residential, athletic facilities and certain industrial sites. This includes national accounts and other customer groups having a common set of energy requirements at multiple locations.

Our energy offering is translated into direct financial gain for our clients, and is best appreciated by senior management. These clients recognize the gain in cash flow, the increase in net income and the preservation of capital we offer. As such, our energy sales are focused on reaching these decision makers.

We are also expanding our sales efforts by developing joint marketing initiatives with key industry suppliers. Particularly important are collaborative programs with natural gas utility companies. Since the economic viability of any CHP project is critically dependent upon effective utilization of recovered heat, the insight of the gas supplier to the customer energy profile is particularly effective in prospecting the most cost-effective DG sites in any region.

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

EUROSITE POWER INC.

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

EUROSITE POWER INC.

Distributed generation refers to the application of small-scale energy production systems, including electricity generators, at locations in close proximity to the end-use loads that they serve. Integrated energy systems, operating at user sites but interconnected to existing electric distribution networks, can reduce demand on the nation’s utility grid, increase energy efficiency, avoid the waste inherent in long distance wire and cable transmission of electricity, reduce air pollution and greenhouse gas emissions, and protect against power outages, while,in most cases, significantly lowering utility costs for power users and building operators.

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

Greatly increased overall energy efficiency (up to 90% versus less than 33% for the existing power grid), according to the Environmental and Energy Study Institute, or EESI1.
Rapid adaptation to changing demand requirements (e.g., weeks, not years to add new generating capacity where and when it is needed).
Ability to by-pass transmission line and substation bottlenecks in congested service areas.
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

EUROSITE POWER INC.

Energy and Products Portfolio

We will provide the same full range of CHP product and energy options that are provided by American DG Energy, including:

Energy Sales

Energy Producing Products

Turnkey Installation Energy Producing Products with Incentives
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

Guaranteed lower price for energy
Only pay for the energy they use
No capital costs for equipment, engineering and installation
No equipment operating costs for fuel and maintenance
Immediate cash flow improvement
Significant green impact by the reduction of carbon produced
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

EUROSITE POWER INC.

Distributed generation refers to the application of small-scale energy production systems, including electricity generators, at locations in close proximity to the end-use loads that they serve. Integrated energy systems, operating at user sites but interconnected to existing electric distribution networks, can reduce demand on the nation’s utility grid, increase energy efficiency, avoid the waste inherent in long distance wire and cable transmission of electricity, reduce air pollution and greenhouse gas emissions, and protect against power outages, while,in most cases, significantly lowering utility costs for power users and building operators.

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

Greatly increased overall energy efficiency (up to 90% versus less than 33% for the existing power grid), according to the Environmental and Energy Study Institute, or EESI1.
Rapid adaptation to changing demand requirements (e.g., weeks, not years to add new generating capacity where and when it is needed).
Ability to by-pass transmission line and substation bottlenecks in congested service areas.
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

EUROSITE POWER INC.

Energy and Products Portfolio

We will provide the same full range of CHP product and energy options that are provided by American DG Energy, including:

Energy Sales

Energy Producing Products

Turnkey Installation Energy Producing Products with Incentives
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

Guaranteed lower price for energy
Only pay for the energy they use
No capital costs for equipment, engineering and installation
No equipment operating costs for fuel and maintenance
Immediate cash flow improvement
Significant green impact by the reduction of carbon produced
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

EUROSITE POWER INC.

European governments are developing and refining various funding opportunities related to economic incentives and programs for DG operators. Our CHP systems fit very well with these programs. Other than funding opportunities related to incentives and programs, there does not appear to be any new government regulations that may affect us.

Competition

We believe that the main competition for DG products is the established electric utility infrastructure. DG is beginning to gain acceptance in regions where energy customers are dissatisfied with the cost and reliability of traditional electricity service. These end-users, together with growing support from regulators, are creating a favorable climate for the growth of DG that is overcoming the objections of established utility providers. Those companies are much larger than us in terms of revenues, assets and resources. We expect to compete with large utility companies by selling its electricity to the same commercial building customers at a lower price. We sell directly to each building customer, but typically only supply 20%-60% of the electricity needs of the building. The remaining portion is supplied by the electric utility.

In the United Kingdom, we primarily compete with Cogenco Limited, a subsidiary of Dalkia PLC, an alternative energy company with customers in the 50-500 kW range, ENER-G Holdings plc and Jenbacher, a subsidiary of General Electric Company. Other companies in the same market are Clarke Energy Ltd, EC Power Systems and Baxi-SenerTec UK. In Belgium, most CHP equipment manufacturers are non-Belgian companies, including CogenGreen S.A., Capstone Turbine Corporation and Cummins Power Generation Inc., which are our primary competitors in the 50-500 kW range. In Spain, we compete with Baxi-SenerTec UK, MicroPower Europe, Guascor Power, Cummins Power Generation Inc., Icogen SA and Pasch y Cia SA. Icogen SA, based in Barcelona, is the leading Spanish supplier for systems below 500 kW.

Engine manufacturers sell DG units that range in size from a few kWs to many MWs in size. Those manufacturers are predominantly greater than 1 MW and include Caterpillar Inc., Cummins Power Generation Inc., and Waukesha, a subsidiary of General Electric Company. In many cases, we view these companies as potential suppliers of equipment and not as competitors.

The alternative energy market is emerging rapidly. Many companies are developing alternative and renewable energy sources including solar power, wind power, fuel cells and micro-turbines. Some of the companies in this sector include General Electric Company, BP p.l.c, Royal Dutch Shell and SunEdison, a division of MEMC Electronic Materials, Inc. (in the solar energy space); Plug Power, Inc. and FuelCell Energy, Inc. (in the fuel cell space); and Capstone Turbine Corporation, Ingersoll Rand PLC and Elliott Turbomachinery, a division of the Elliott Group, Inc. (in the micro-turbine space). The effect of these developing technologies on our business is difficult to predict; however, when their technologies become more viable for our target markets, we may be able to adopt their technologies into our business model.

There are a number of energy service companies that offer related services. These companies include Siemens AG, Honeywell International Inc. and Johnson Controls Inc. In general, these companies seek large, diverse projects for electric demand reduction for campuses that include building lighting and controls, and electricity (in rare occasions) or cooling. Because of their overhead structures, these companies often solicit large projects and stay away from individual properties. Since we focus on smaller projects for energy supply, we will be well suited to work in tandem with these companies when the opportunity arises.

There are also a few local emerging cogeneration developers and contractors that are attempting to offer services similar to ours. To be successful, they need to have the proper experience in equipment and technology, installation contracting, equipment maintenance and operation, site economic evaluation, project financing and energy sales plus the capability to cover a broad region.

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

Compliance with Environmental Laws

We are not required to comply with any environmental laws that are particular to our business, either in the United States or Europe. However, it is our policy to be as environmentally conscientious in every aspect of our operations.

EUROSITE POWER INC.

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

EUROSITE POWER INC.

Distributed generation refers to the application of small-scale energy production systems, including electricity generators, at locations in close proximity to the end-use loads that they serve. Integrated energy systems, operating at user sites but interconnected to existing electric distribution networks, can reduce demand on the nation’s utility grid, increase energy efficiency, avoid the waste inherent in long distance wire and cable transmission of electricity, reduce air pollution and greenhouse gas emissions, and protect against power outages, while,in most cases, significantly lowering utility costs for power users and building operators.

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

Greatly increased overall energy efficiency (up to 90% versus less than 33% for the existing power grid), according to the Environmental and Energy Study Institute, or EESI1.
Rapid adaptation to changing demand requirements (e.g., weeks, not years to add new generating capacity where and when it is needed).
Ability to by-pass transmission line and substation bottlenecks in congested service areas.
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

EUROSITE POWER INC.

Energy and Products Portfolio

We will provide the same full range of CHP product and energy options that are provided by American DG Energy, including:

Energy Sales

Energy Producing Products

Turnkey Installation Energy Producing Products with Incentives
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

Guaranteed lower price for energy
Only pay for the energy they use
No capital costs for equipment, engineering and installation
No equipment operating costs for fuel and maintenance
Immediate cash flow improvement
Significant green impact by the reduction of carbon produced
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

EUROSITE POWER INC.

Distributed generation refers to the application of small-scale energy production systems, including electricity generators, at locations in close proximity to the end-use loads that they serve. Integrated energy systems, operating at user sites but interconnected to existing electric distribution networks, can reduce demand on the nation’s utility grid, increase energy efficiency, avoid the waste inherent in long distance wire and cable transmission of electricity, reduce air pollution and greenhouse gas emissions, and protect against power outages, while,in most cases, significantly lowering utility costs for power users and building operators.

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

Greatly increased overall energy efficiency (up to 90% versus less than 33% for the existing power grid), according to the Environmental and Energy Study Institute, or EESI1.
Rapid adaptation to changing demand requirements (e.g., weeks, not years to add new generating capacity where and when it is needed).
Ability to by-pass transmission line and substation bottlenecks in congested service areas.
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

EUROSITE POWER INC.

Energy and Products Portfolio

We will provide the same full range of CHP product and energy options that are provided by American DG Energy, including:

Energy Sales

Energy Producing Products

Turnkey Installation Energy Producing Products with Incentives
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

Guaranteed lower price for energy
Only pay for the energy they use
No capital costs for equipment, engineering and installation
No equipment operating costs for fuel and maintenance
Immediate cash flow improvement
Significant green impact by the reduction of carbon produced
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

EUROSITE POWER INC.

Employees

As of December 31, 2012, we had twelve employees, including four full time employees and one part time employee in the United Kingdom and seven part time employees in the United States. We believe that our relationship with our employees is satisfactory. None of our employees are represented by a collective bargaining agreement.

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

Risk Factors Relating to Our Business

We only commenced active operations within the last 12 months. Our business model is untested outside the United States and may not be successful.

Our business model is to introduce the domestic “On-Site Utility” solution of our parent, American DG Energy, into the United Kingdom and European markets. This business model is to distribute, own and operate clean energy systems that produce electricity, hot water, heat and cooling generated by a natural gas engine and related equipment owned by us at a customer’s site. This business model is untested in the United Kingdom and Europe. Because, we only commenced active operations within the last 12 months, it is extremely difficult to predict whether we will achieve any success in developing our business. We face not only the risks inherent in American DG Energy’s business in the United States, but there are potential negative factors affecting the United Kingdom and European markets that do not affect American DG Energy in the United States, such as our lack of full familiarity with those markets, local laws, regulations and the like. In addition, there may be additional potential negative factors in implementing our business model outside the United States of which we are unaware. For these reasons and others, there can be no assurance that our business model will achieve any level of success.

Our On-Site Utility concept is largely unproven in the United Kingdom and Europe and may not be accepted by a sufficient number of customers in our target markets. We have no historical operating results upon which to base projections of future financial performance, making it difficult for prospective investors to assess the value of our stock.

The sale of cogeneration and cooling equipment has been successfully carried out for more than a decade. However, our On-Site Utility concept (i.e., the sale of on-site energy services, rather than equipment) is still in an early stage of implementation. Unresolved issues include the pricing of energy services and the structuring of contracts to provide cost savings to customers and optimum financial returns to us. There is no assurance that we will be successful in developing a profitable On-Site Utility business model in our target markets and failure to do so would have a material adverse effect on our business and financial performance.

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

Unfavorable utility regulations make the installation of our systems more difficult or less economical; any slowdown in the utility deregulation process would be an impediment to the growth of our business.

In the past, many electric utility companies in the United States have raised opposition to the distributed generation of electricity, a critical element of our On-Site Utility business. We may experience similar opposition in the United Kingdom and Europe. Such resistance has generally taken the form of what we consider to be unrealistic standards for interconnection, and the use of targeted rate structures as disincentives to combined generation of on-site power and heating or cooling services. A distributed generation company’s ability to obtain reliable and affordable back-up power through interconnection with the grid is essential to our business model. Utility policies and regulations in most jurisdictions are often not prepared to accommodate widespread on-site generation. These barriers erected by electric utility companies and unfavorable regulations,

EUROSITE POWER INC.

Item 1. Business.

General

EuroSite Power Inc., or the Company, we, our or us, has been organized to distribute, own and operate clean, on-site energy systems that produce electricity, hot water, heat and cooling in the United Kingdom and Europe. Our business model is to own the equipment that we install at customers’ facilities and to sell the energy produced by these systems to the customers on a long-term contractual basis at prices guaranteed to the customer to be below conventional utility rates. We call this business the EuroSite Power “On-Site Utility”. As of December 31, 2011, the Company did not have any installations in the United Kingdom or Europe.

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

EUROSITE POWER INC.

Distributed generation refers to the application of small-scale energy production systems, including electricity generators, at locations in close proximity to the end-use loads that they serve. Integrated energy systems, operating at user sites but interconnected to existing electric distribution networks, can reduce demand on the nation’s utility grid, increase energy efficiency, avoid the waste inherent in long distance wire and cable transmission of electricity, reduce air pollution and greenhouse gas emissions, and protect against power outages, while,in most cases, significantly lowering utility costs for power users and building operators.

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

Greatly increased overall energy efficiency (up to 90% versus less than 33% for the existing power grid), according to the Environmental and Energy Study Institute, or EESI1.
Rapid adaptation to changing demand requirements (e.g., weeks, not years to add new generating capacity where and when it is needed).
Ability to by-pass transmission line and substation bottlenecks in congested service areas.
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

EUROSITE POWER INC.

Energy and Products Portfolio

We will provide the same full range of CHP product and energy options that are provided by American DG Energy, including:

Energy Sales

Energy Producing Products

Turnkey Installation Energy Producing Products with Incentives
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

Guaranteed lower price for energy
Only pay for the energy they use
No capital costs for equipment, engineering and installation
No equipment operating costs for fuel and maintenance
Immediate cash flow improvement
Significant green impact by the reduction of carbon produced
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

EUROSITE POWER INC.

Distributed generation refers to the application of small-scale energy production systems, including electricity generators, at locations in close proximity to the end-use loads that they serve. Integrated energy systems, operating at user sites but interconnected to existing electric distribution networks, can reduce demand on the nation’s utility grid, increase energy efficiency, avoid the waste inherent in long distance wire and cable transmission of electricity, reduce air pollution and greenhouse gas emissions, and protect against power outages, while,in most cases, significantly lowering utility costs for power users and building operators.

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

Greatly increased overall energy efficiency (up to 90% versus less than 33% for the existing power grid), according to the Environmental and Energy Study Institute, or EESI1.
Rapid adaptation to changing demand requirements (e.g., weeks, not years to add new generating capacity where and when it is needed).
Ability to by-pass transmission line and substation bottlenecks in congested service areas.
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

EUROSITE POWER INC.

Energy and Products Portfolio

We will provide the same full range of CHP product and energy options that are provided by American DG Energy, including:

Energy Sales

Energy Producing Products

Turnkey Installation Energy Producing Products with Incentives
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

Guaranteed lower price for energy
Only pay for the energy they use
No capital costs for equipment, engineering and installation
No equipment operating costs for fuel and maintenance
Immediate cash flow improvement
Significant green impact by the reduction of carbon produced
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

We operate in highly competitive markets and may be unable to successfully compete against competitors having significantly greater resources and experience.

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

EUROSITE POWER INC.

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

EUROSITE POWER INC.

Distributed generation refers to the application of small-scale energy production systems, including electricity generators, at locations in close proximity to the end-use loads that they serve. Integrated energy systems, operating at user sites but interconnected to existing electric distribution networks, can reduce demand on the nation’s utility grid, increase energy efficiency, avoid the waste inherent in long distance wire and cable transmission of electricity, reduce air pollution and greenhouse gas emissions, and protect against power outages, while,in most cases, significantly lowering utility costs for power users and building operators.

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

Greatly increased overall energy efficiency (up to 90% versus less than 33% for the existing power grid), according to the Environmental and Energy Study Institute, or EESI1.
Rapid adaptation to changing demand requirements (e.g., weeks, not years to add new generating capacity where and when it is needed).
Ability to by-pass transmission line and substation bottlenecks in congested service areas.
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

EUROSITE POWER INC.

Energy and Products Portfolio

We will provide the same full range of CHP product and energy options that are provided by American DG Energy, including:

Energy Sales

Energy Producing Products

Turnkey Installation Energy Producing Products with Incentives
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

Guaranteed lower price for energy
Only pay for the energy they use
No capital costs for equipment, engineering and installation
No equipment operating costs for fuel and maintenance
Immediate cash flow improvement
Significant green impact by the reduction of carbon produced
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

EUROSITE POWER INC.

Distributed generation refers to the application of small-scale energy production systems, including electricity generators, at locations in close proximity to the end-use loads that they serve. Integrated energy systems, operating at user sites but interconnected to existing electric distribution networks, can reduce demand on the nation’s utility grid, increase energy efficiency, avoid the waste inherent in long distance wire and cable transmission of electricity, reduce air pollution and greenhouse gas emissions, and protect against power outages, while,in most cases, significantly lowering utility costs for power users and building operators.

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

Greatly increased overall energy efficiency (up to 90% versus less than 33% for the existing power grid), according to the Environmental and Energy Study Institute, or EESI1.
Rapid adaptation to changing demand requirements (e.g., weeks, not years to add new generating capacity where and when it is needed).
Ability to by-pass transmission line and substation bottlenecks in congested service areas.
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

EUROSITE POWER INC.

Energy and Products Portfolio

We will provide the same full range of CHP product and energy options that are provided by American DG Energy, including:

Energy Sales

Energy Producing Products

Turnkey Installation Energy Producing Products with Incentives
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

Guaranteed lower price for energy
Only pay for the energy they use
No capital costs for equipment, engineering and installation
No equipment operating costs for fuel and maintenance
Immediate cash flow improvement
Significant green impact by the reduction of carbon produced
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

We are controlled by our parent, American DG Energy and our minority shareholders will be unable to effect changes in our governance structure or implement actions that require shareholder approval, such as a sale of the Company.

American DG Energy owns 79.3% of our outstanding Common Stock and will therefore have the ability to control various corporate decisions, including our direction and policies, the election of directors, the content of our charter and bylaws and the outcome of any other matter requiring shareholder approval, including a merger, consolidation or sale of substantially all of our assets or other change of control transaction. The concurrence of our minority shareholders will not be required for any of these decisions.

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

Our business is affected by general economic conditions and related uncertainties affecting markets in which we operate. The current economic conditions could adversely impact our business in 2013 and for the foreseeable future.

Current economic conditions could adversely impact our business in 2013 and beyond, resulting in reduced demand for our products, increased rate of order cancellations or delays, increased risk of excess and obsolete inventories, increased pressure on the prices for our products and services; and greater difficulty in collecting accounts receivable.

Risks Relating to Our Common Stock

Our common Stock is not currently traded at high volume, and you may be unable to sell at or near ask prices or at all if you need to sell or liquidate a substantial number of shares at one time.

Our common stock is currently traded, but with very low, if any, volume, based on quotations on the OTCQB tier of OTC Markets, meaning that the number of persons interested in purchasing our common stock at or near bid prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors including the fact that we are a small company which is still unknown to investors and others in the investment community that generate or

EUROSITE POWER INC.

Item 1. Business.

General

EuroSite Power Inc., or the Company, we, our or us, has been organized to distribute, own and operate clean, on-site energy systems that produce electricity, hot water, heat and cooling in the United Kingdom and Europe. Our business model is to own the equipment that we install at customers’ facilities and to sell the energy produced by these systems to the customers on a long-term contractual basis at prices guaranteed to the customer to be below conventional utility rates. We call this business the EuroSite Power “On-Site Utility”. As of December 31, 2011, the Company did not have any installations in the United Kingdom or Europe.

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

EUROSITE POWER INC.

Distributed generation refers to the application of small-scale energy production systems, including electricity generators, at locations in close proximity to the end-use loads that they serve. Integrated energy systems, operating at user sites but interconnected to existing electric distribution networks, can reduce demand on the nation’s utility grid, increase energy efficiency, avoid the waste inherent in long distance wire and cable transmission of electricity, reduce air pollution and greenhouse gas emissions, and protect against power outages, while,in most cases, significantly lowering utility costs for power users and building operators.

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

Greatly increased overall energy efficiency (up to 90% versus less than 33% for the existing power grid), according to the Environmental and Energy Study Institute, or EESI1.
Rapid adaptation to changing demand requirements (e.g., weeks, not years to add new generating capacity where and when it is needed).
Ability to by-pass transmission line and substation bottlenecks in congested service areas.
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

EUROSITE POWER INC.

Energy and Products Portfolio

We will provide the same full range of CHP product and energy options that are provided by American DG Energy, including:

Energy Sales

Energy Producing Products

Turnkey Installation Energy Producing Products with Incentives
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

Guaranteed lower price for energy
Only pay for the energy they use
No capital costs for equipment, engineering and installation
No equipment operating costs for fuel and maintenance
Immediate cash flow improvement
Significant green impact by the reduction of carbon produced
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

EUROSITE POWER INC.

Distributed generation refers to the application of small-scale energy production systems, including electricity generators, at locations in close proximity to the end-use loads that they serve. Integrated energy systems, operating at user sites but interconnected to existing electric distribution networks, can reduce demand on the nation’s utility grid, increase energy efficiency, avoid the waste inherent in long distance wire and cable transmission of electricity, reduce air pollution and greenhouse gas emissions, and protect against power outages, while,in most cases, significantly lowering utility costs for power users and building operators.

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

Greatly increased overall energy efficiency (up to 90% versus less than 33% for the existing power grid), according to the Environmental and Energy Study Institute, or EESI1.
Rapid adaptation to changing demand requirements (e.g., weeks, not years to add new generating capacity where and when it is needed).
Ability to by-pass transmission line and substation bottlenecks in congested service areas.
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

EUROSITE POWER INC.

Energy and Products Portfolio

We will provide the same full range of CHP product and energy options that are provided by American DG Energy, including:

Energy Sales

Energy Producing Products

Turnkey Installation Energy Producing Products with Incentives
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

Guaranteed lower price for energy
Only pay for the energy they use
No capital costs for equipment, engineering and installation
No equipment operating costs for fuel and maintenance
Immediate cash flow improvement
Significant green impact by the reduction of carbon produced
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

EUROSITE POWER INC.

influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our securities until such time as we became more seasoned and viable. In addition, many institutional investors, which account for significant trading activity, are restricted from investing in stocks that trade below specified prices, have less than specified market capitalizations, or have less than specified trading volume. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that trading levels will be sustained.

An active market for our common stock may not develop.

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

Our Common Stock price is likely to vary significantly as a result of a number of factors, including the following:

•	the price of electricity and natural gas;

•	the failure of securities analysts to cover our common stock if a trading market develops or changes in financial estimates by analysts;

•	failure to meet the expected financial results;

•	dilutive issuances of securities;

•	a substantial portion of our total issued and outstanding shares may be sold into the market at any time;

•	investor perception of our Company and of the industry in which we compete; and

•	general economic, political and market conditions.

If we fail to remain current on the reporting requirements that apply to us, we could be removed from the OTCQB tier of the OTC Markets, which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities.

Companies with securities quoted on the OTCQB tier of the OTC Markets must be reporting issuers under Section 12 of the Exchange Act, and must be current in their reports under Section 13 or Section 15(d) of the Exchange Act, in order to maintain price quotation privileges on the OTCQB tier of the OTC Markets. If we fail to remain current on our reporting requirements, shares of our common stock could be removed from quotation on the OTCQB tier of the OTC Markets. As a result of that removal, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

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

EUROSITE POWER INC.

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

EUROSITE POWER INC.

Distributed generation refers to the application of small-scale energy production systems, including electricity generators, at locations in close proximity to the end-use loads that they serve. Integrated energy systems, operating at user sites but interconnected to existing electric distribution networks, can reduce demand on the nation’s utility grid, increase energy efficiency, avoid the waste inherent in long distance wire and cable transmission of electricity, reduce air pollution and greenhouse gas emissions, and protect against power outages, while,in most cases, significantly lowering utility costs for power users and building operators.

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

Greatly increased overall energy efficiency (up to 90% versus less than 33% for the existing power grid), according to the Environmental and Energy Study Institute, or EESI1.
Rapid adaptation to changing demand requirements (e.g., weeks, not years to add new generating capacity where and when it is needed).
Ability to by-pass transmission line and substation bottlenecks in congested service areas.
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

EUROSITE POWER INC.

Energy and Products Portfolio

We will provide the same full range of CHP product and energy options that are provided by American DG Energy, including:

Energy Sales

Energy Producing Products

Turnkey Installation Energy Producing Products with Incentives
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

Guaranteed lower price for energy
Only pay for the energy they use
No capital costs for equipment, engineering and installation
No equipment operating costs for fuel and maintenance
Immediate cash flow improvement
Significant green impact by the reduction of carbon produced
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

EUROSITE POWER INC.

Distributed generation refers to the application of small-scale energy production systems, including electricity generators, at locations in close proximity to the end-use loads that they serve. Integrated energy systems, operating at user sites but interconnected to existing electric distribution networks, can reduce demand on the nation’s utility grid, increase energy efficiency, avoid the waste inherent in long distance wire and cable transmission of electricity, reduce air pollution and greenhouse gas emissions, and protect against power outages, while,in most cases, significantly lowering utility costs for power users and building operators.

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

Greatly increased overall energy efficiency (up to 90% versus less than 33% for the existing power grid), according to the Environmental and Energy Study Institute, or EESI1.
Rapid adaptation to changing demand requirements (e.g., weeks, not years to add new generating capacity where and when it is needed).
Ability to by-pass transmission line and substation bottlenecks in congested service areas.
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

EUROSITE POWER INC.

Energy and Products Portfolio

We will provide the same full range of CHP product and energy options that are provided by American DG Energy, including:

Energy Sales

Energy Producing Products

Turnkey Installation Energy Producing Products with Incentives
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

Guaranteed lower price for energy
Only pay for the energy they use
No capital costs for equipment, engineering and installation
No equipment operating costs for fuel and maintenance
Immediate cash flow improvement
Significant green impact by the reduction of carbon produced
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

EUROSITE POWER INC.
On February 10, 2012, we announced that our Board of Directors declared a stock dividend of 10% per share on the outstanding shares of our common stock. The dividend was payable on March 12, 2012, to common stockholders of record at the close of business on February 24, 2012, except for shares held by American DG Energy, whose Board of Directors declined the dividend. We have retroactively applied this dividend to the December 31, 2011, financial statements presented in this Annual Report on Form 10-K. Prior to that transaction, we had paid no cash or stock dividends on our common stock. We currently expect to retain earnings for use in the operation and expansion of our business, and therefore do not anticipate paying any cash dividends in the foreseeable future. In addition, the terms of any future debt or credit facility may preclude us from paying any cash dividends. As a result, capital appreciation, if any, of our common stock will be the sole source of gain for our stockholders for the foreseeable future.

There has been a material weakness in our disclosure controls and procedures and our internal control over financial reporting, which could harm our operating results or cause us to fail to meet our reporting obligations.

As of December 31, 2012, our management, including our principal executive officer and principal financial officer have performed evaluation of controls and procedures and concluded that our controls were not effective to provide reasonable assurance that information required to be disclosed by our Company in reports that we file under the Exchange Act, is recorded, processed, summarized and reported as when required. Management, including our principal executive officer and principal financial officer, conducted an evaluation of our internal control over financial reporting and based on this evaluation, management concluded that the Company's internal control over financial reporting was not effective as of December 31, 2012. The Company currently has material weaknesses in financial reporting relating to lack of personnel with a sufficient level of accounting knowledge and a small number of employees dealing with general controls over information technology. This constitutes a material weakness in financial reporting. Any failure to implement effective internal controls could harm our operating results or cause us to fail to meet our reporting obligations. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock, and may require us to incur additional costs to improve our internal control system.

Trading of our common stock is restricted by the Securities and Exchange Commission's, or the SEC's, “penny stock” regulations which may limit a stockholder's ability to buy and sell our common stock.

The SEC has adopted regulations, or the penny stock rules, which generally define “penny stock” to be any equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our common stock is be covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers or accredited investors, as defined in SEC regulations. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and other quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statement showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure and suitability requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our common stock. We believe that the penny stock rules may discourage investor interest in and limit the marketability of our common stock. Trading of our common stock may be restricted by the SEC's “penny stock” regulations which may limit a stockholder's ability to buy and sell our common stock.

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

EUROSITE POWER INC.

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

EUROSITE POWER INC.

Distributed generation refers to the application of small-scale energy production systems, including electricity generators, at locations in close proximity to the end-use loads that they serve. Integrated energy systems, operating at user sites but interconnected to existing electric distribution networks, can reduce demand on the nation’s utility grid, increase energy efficiency, avoid the waste inherent in long distance wire and cable transmission of electricity, reduce air pollution and greenhouse gas emissions, and protect against power outages, while,in most cases, significantly lowering utility costs for power users and building operators.

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

Greatly increased overall energy efficiency (up to 90% versus less than 33% for the existing power grid), according to the Environmental and Energy Study Institute, or EESI1.
Rapid adaptation to changing demand requirements (e.g., weeks, not years to add new generating capacity where and when it is needed).
Ability to by-pass transmission line and substation bottlenecks in congested service areas.
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

EUROSITE POWER INC.

Energy and Products Portfolio

We will provide the same full range of CHP product and energy options that are provided by American DG Energy, including:

Energy Sales

Energy Producing Products

Turnkey Installation Energy Producing Products with Incentives
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

Guaranteed lower price for energy
Only pay for the energy they use
No capital costs for equipment, engineering and installation
No equipment operating costs for fuel and maintenance
Immediate cash flow improvement
Significant green impact by the reduction of carbon produced
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

EUROSITE POWER INC.

Distributed generation refers to the application of small-scale energy production systems, including electricity generators, at locations in close proximity to the end-use loads that they serve. Integrated energy systems, operating at user sites but interconnected to existing electric distribution networks, can reduce demand on the nation’s utility grid, increase energy efficiency, avoid the waste inherent in long distance wire and cable transmission of electricity, reduce air pollution and greenhouse gas emissions, and protect against power outages, while,in most cases, significantly lowering utility costs for power users and building operators.

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

Greatly increased overall energy efficiency (up to 90% versus less than 33% for the existing power grid), according to the Environmental and Energy Study Institute, or EESI1.
Rapid adaptation to changing demand requirements (e.g., weeks, not years to add new generating capacity where and when it is needed).
Ability to by-pass transmission line and substation bottlenecks in congested service areas.
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

EUROSITE POWER INC.

Energy and Products Portfolio

We will provide the same full range of CHP product and energy options that are provided by American DG Energy, including:

Energy Sales

Energy Producing Products

Turnkey Installation Energy Producing Products with Incentives
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

Guaranteed lower price for energy
Only pay for the energy they use
No capital costs for equipment, engineering and installation
No equipment operating costs for fuel and maintenance
Immediate cash flow improvement
Significant green impact by the reduction of carbon produced
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

•
comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor's report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

•	submit certain executive compensation matters to shareholder non-binding advisory votes;

•	submit for shareholder approval golden parachute payments not previously approved; and

•
disclose certain executive compensation related items such as the correlation between executive compensation and financial performance and comparisons of the Chief Executive Officer's compensation to median employee compensation, when such disclosure requirements are adopted.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our headquarters is located in Waltham, Massachusetts and consists of 3,282 square feet of office and storage space that are leased from Tecogen and shared with American DG Energy. The lease expires on March 31, 2024. American DG Energy is not currently charging the Company for utilizing its share of office space in the United States since it is insignificant in nature. The Company currently does not occupy any office space in the United Kingdom or Europe but intends to do so in the future. We believe that our facilities are appropriate and adequate for our current needs.

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

EUROSITE POWER INC.

Distributed generation refers to the application of small-scale energy production systems, including electricity generators, at locations in close proximity to the end-use loads that they serve. Integrated energy systems, operating at user sites but interconnected to existing electric distribution networks, can reduce demand on the nation’s utility grid, increase energy efficiency, avoid the waste inherent in long distance wire and cable transmission of electricity, reduce air pollution and greenhouse gas emissions, and protect against power outages, while,in most cases, significantly lowering utility costs for power users and building operators.

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

Greatly increased overall energy efficiency (up to 90% versus less than 33% for the existing power grid), according to the Environmental and Energy Study Institute, or EESI1.
Rapid adaptation to changing demand requirements (e.g., weeks, not years to add new generating capacity where and when it is needed).
Ability to by-pass transmission line and substation bottlenecks in congested service areas.
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

EUROSITE POWER INC.

Energy and Products Portfolio

We will provide the same full range of CHP product and energy options that are provided by American DG Energy, including:

Energy Sales

Energy Producing Products

Turnkey Installation Energy Producing Products with Incentives
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

Guaranteed lower price for energy
Only pay for the energy they use
No capital costs for equipment, engineering and installation
No equipment operating costs for fuel and maintenance
Immediate cash flow improvement
Significant green impact by the reduction of carbon produced
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

EUROSITE POWER INC.

Distributed generation refers to the application of small-scale energy production systems, including electricity generators, at locations in close proximity to the end-use loads that they serve. Integrated energy systems, operating at user sites but interconnected to existing electric distribution networks, can reduce demand on the nation’s utility grid, increase energy efficiency, avoid the waste inherent in long distance wire and cable transmission of electricity, reduce air pollution and greenhouse gas emissions, and protect against power outages, while,in most cases, significantly lowering utility costs for power users and building operators.

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

Greatly increased overall energy efficiency (up to 90% versus less than 33% for the existing power grid), according to the Environmental and Energy Study Institute, or EESI1.
Rapid adaptation to changing demand requirements (e.g., weeks, not years to add new generating capacity where and when it is needed).
Ability to by-pass transmission line and substation bottlenecks in congested service areas.
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

EUROSITE POWER INC.

Energy and Products Portfolio

We will provide the same full range of CHP product and energy options that are provided by American DG Energy, including:

Energy Sales

Energy Producing Products

Turnkey Installation Energy Producing Products with Incentives
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

Guaranteed lower price for energy
Only pay for the energy they use
No capital costs for equipment, engineering and installation
No equipment operating costs for fuel and maintenance
Immediate cash flow improvement
Significant green impact by the reduction of carbon produced
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

EUROSITE POWER INC.

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market

Our common stock started trading on the OTC Bulletin Board, or OTCBB, on July 25, 2012. The market for our Common Stock is limited and volatile. The following table sets forth the high and low bid prices of our Common Stock for each of the periods indicated as reported by the OTCBB. The prices quoted on the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, markdown or commissions. The OTC Bulletin Board prices listed below may not represent actual transaction prices.

	2012
	High	Low
First Quarter	$—	$—
Second Quarter	—	—
Third Quarter	4.00	1.25
Fourth Quarter	7.00	3.00

 Holders

As of March 31, 2013, there were approximately 73 beneficial holders of our common stock.

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

EUROSITE POWER INC.

Distributed generation refers to the application of small-scale energy production systems, including electricity generators, at locations in close proximity to the end-use loads that they serve. Integrated energy systems, operating at user sites but interconnected to existing electric distribution networks, can reduce demand on the nation’s utility grid, increase energy efficiency, avoid the waste inherent in long distance wire and cable transmission of electricity, reduce air pollution and greenhouse gas emissions, and protect against power outages, while,in most cases, significantly lowering utility costs for power users and building operators.

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

Greatly increased overall energy efficiency (up to 90% versus less than 33% for the existing power grid), according to the Environmental and Energy Study Institute, or EESI1.
Rapid adaptation to changing demand requirements (e.g., weeks, not years to add new generating capacity where and when it is needed).
Ability to by-pass transmission line and substation bottlenecks in congested service areas.
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

EUROSITE POWER INC.

Energy and Products Portfolio

We will provide the same full range of CHP product and energy options that are provided by American DG Energy, including:

Energy Sales

Energy Producing Products

Turnkey Installation Energy Producing Products with Incentives
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

Guaranteed lower price for energy
Only pay for the energy they use
No capital costs for equipment, engineering and installation
No equipment operating costs for fuel and maintenance
Immediate cash flow improvement
Significant green impact by the reduction of carbon produced
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

EUROSITE POWER INC.

Distributed generation refers to the application of small-scale energy production systems, including electricity generators, at locations in close proximity to the end-use loads that they serve. Integrated energy systems, operating at user sites but interconnected to existing electric distribution networks, can reduce demand on the nation’s utility grid, increase energy efficiency, avoid the waste inherent in long distance wire and cable transmission of electricity, reduce air pollution and greenhouse gas emissions, and protect against power outages, while,in most cases, significantly lowering utility costs for power users and building operators.

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

Greatly increased overall energy efficiency (up to 90% versus less than 33% for the existing power grid), according to the Environmental and Energy Study Institute, or EESI1.
Rapid adaptation to changing demand requirements (e.g., weeks, not years to add new generating capacity where and when it is needed).
Ability to by-pass transmission line and substation bottlenecks in congested service areas.
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

EUROSITE POWER INC.

Energy and Products Portfolio

We will provide the same full range of CHP product and energy options that are provided by American DG Energy, including:

Energy Sales

Energy Producing Products

Turnkey Installation Energy Producing Products with Incentives
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

Guaranteed lower price for energy
Only pay for the energy they use
No capital costs for equipment, engineering and installation
No equipment operating costs for fuel and maintenance
Immediate cash flow improvement
Significant green impact by the reduction of carbon produced
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

On November 30, 2012, the Company entered into subscription agreements with selected investors for the purchase of units consisting, in the aggregate, of 1,510,000 shares of its Common Stock and warrants to purchase 1,510,000 shares of its Common Stock. The subscription agreements provided for the purchase of the units at a purchase price of $1.00 per unit, and the warrants at an exercise price of $1.00 per share of Common Stock and an expiration date of November 30, 2013. Scarsdale Equities LLC, or Scarsdale, acted as placement agent, on a reasonable efforts basis, for the offering and received a placement fee in cash equal to 6.5% of the gross proceeds of the offering and 65,650 warrants with an exercise price of $1.00 per share of Common Stock that expire on November 30, 2013. The Company also reimbursed certain expenses incurred by Scarsdale in the offering. The offering was made pursuant to our registration statement on Form S-1, which became effective on October 24, 2012.

Also, on November 30, 2012, the Company entered into subscription agreements with selected investors for a private placement of units consisting, in the aggregate, of 875,000 shares of its Common Stock and warrants to purchase 875,000 shares of its Common Stock. The subscription agreements provided for the purchase of the units at a purchase price of $1.00 per unit, and the warrants at an exercise price of $1.00 per share of Common Stock and an expiration date of November 30, 2013. Scarsdale acted as placement agent, on a reasonable efforts basis, for the offering and received a placement fee in cash equal to 6.5% of the gross proceeds of the offering and 56,875 warrants with an exercise price of $1.00 per share of Common Stock that expire on November 30, 2013. The Company also reimbursed certain expenses incurred by Scarsdale in the offering. All investors were accredited investors, and such transactions were exempt from registration under the Securities Act under Section 4(2).

Stock Options

On January 15, 2011, the Company granted nonqualified options to purchase 2,100,000 shares of Common Stock to five employees and two directors at a purchase price of $1.00 per share, however, as a result of the 10% dividend issued on March 12, 2012, the purchase price was retroactively adjusted to $0.90 per share. Those options have a vesting schedule of four years and expire in ten years. The fair value of the options issued was $790,908, with a weighted average grant date fair value of $0.38 per option.

On June 13, 2011, the Company granted nonqualified options to purchase 300,000 shares of Common Stock to three directors at a purchase price of $1.00 per share, however, as a result of the 10% dividend issued on March 12, 2012, the purchase price was retroactively adjusted to $0.90 per share. Those options have a vesting schedule of four years and expire in ten years. The fair value of the options was $109,304, with a weighted average grant date fair value of $0.36 per option.

On November 3, 2011, the Company granted its managing director options to purchase 900,000 shares of common stock at purchase price of $1.00 per share and granted to the three members of its advisory board options to purchase 300,000 shares of common stock at purchase price of $1.00 per share, however, as a result of the 10% dividend issued on March 12, 2012, the purchase price was retroactively adjusted to $0.90 per share. Those options have a vesting schedule of four years and expire in ten years and were made under the UK Sub-Plan to the Company’s 2011 Stock Incentive Plan. The fair value of the options was $423,400, with a weighted average grant date fair value of $0.35 per option.

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

EUROSITE POWER INC.

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

EUROSITE POWER INC.

Distributed generation refers to the application of small-scale energy production systems, including electricity generators, at locations in close proximity to the end-use loads that they serve. Integrated energy systems, operating at user sites but interconnected to existing electric distribution networks, can reduce demand on the nation’s utility grid, increase energy efficiency, avoid the waste inherent in long distance wire and cable transmission of electricity, reduce air pollution and greenhouse gas emissions, and protect against power outages, while,in most cases, significantly lowering utility costs for power users and building operators.

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

Greatly increased overall energy efficiency (up to 90% versus less than 33% for the existing power grid), according to the Environmental and Energy Study Institute, or EESI1.
Rapid adaptation to changing demand requirements (e.g., weeks, not years to add new generating capacity where and when it is needed).
Ability to by-pass transmission line and substation bottlenecks in congested service areas.
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

EUROSITE POWER INC.

Energy and Products Portfolio

We will provide the same full range of CHP product and energy options that are provided by American DG Energy, including:

Energy Sales

Energy Producing Products

Turnkey Installation Energy Producing Products with Incentives
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

Guaranteed lower price for energy
Only pay for the energy they use
No capital costs for equipment, engineering and installation
No equipment operating costs for fuel and maintenance
Immediate cash flow improvement
Significant green impact by the reduction of carbon produced
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

EUROSITE POWER INC.

Distributed generation refers to the application of small-scale energy production systems, including electricity generators, at locations in close proximity to the end-use loads that they serve. Integrated energy systems, operating at user sites but interconnected to existing electric distribution networks, can reduce demand on the nation’s utility grid, increase energy efficiency, avoid the waste inherent in long distance wire and cable transmission of electricity, reduce air pollution and greenhouse gas emissions, and protect against power outages, while,in most cases, significantly lowering utility costs for power users and building operators.

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

Greatly increased overall energy efficiency (up to 90% versus less than 33% for the existing power grid), according to the Environmental and Energy Study Institute, or EESI1.
Rapid adaptation to changing demand requirements (e.g., weeks, not years to add new generating capacity where and when it is needed).
Ability to by-pass transmission line and substation bottlenecks in congested service areas.
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

EUROSITE POWER INC.

Energy and Products Portfolio

We will provide the same full range of CHP product and energy options that are provided by American DG Energy, including:

Energy Sales

Energy Producing Products

Turnkey Installation Energy Producing Products with Incentives
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

Guaranteed lower price for energy
Only pay for the energy they use
No capital costs for equipment, engineering and installation
No equipment operating costs for fuel and maintenance
Immediate cash flow improvement
Significant green impact by the reduction of carbon produced
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

Overview

The Company distributes, owns and operates clean, on-site energy systems that produce electricity, hot water, heat and cooling in the United Kingdom and Europe. The Company derives sales from selling energy in the form of electricity, heat, hot water and cooling to its customers under long-term energy sales agreements (with a typical term of 10 to 15 years). The energy systems are owned by the Company and are installed in our customers' buildings. Each month we obtain readings from our energy meters to determine the amount of energy produced for each customer. We multiply these readings by the appropriate published price of energy (electricity, natural gas or oil) from our customers' local energy utility, to derive the value of our monthly energy sale, less the applicable negotiated discount. Our revenues per customer on a monthly basis may vary based on the amount of energy produced by our energy systems and the published price of energy (electricity, natural gas or oil) from our customers' local energy utility that month. Our revenues commence as new energy systems become operational.

The Company has experienced total net losses since inception of $3.2 million. The Company owns the energy-producing equipment at the customer's site; therefore, the business is capital intensive. The Company believes that its existing resources, including cash and cash equivalents, future cash flow from operations, its ability to control certain costs, including those related to general and administrative expenses, and the use of capital from its parent company, will be sufficient to meet the working capital requirements of its existing business for the foreseeable future, including the next 12 months; however, as the Company continues to grow its business by adding more energy systems, the cash requirements will increase. Beyond March 31, 2014, if the Company cannot raise capital by the existing equity fundraising effort, it may need to raise additional capital through a debt financing or use capital provided by its parent to meet its operating and capital needs. There can be no assurance, however, that the Company will be successful in these fund-raising efforts or that additional funds will be available on acceptable terms, if at all.

In 2012, the Company raised a total of $2,139,293, net of issuance costs, through a private placement and a public offering of Common Stock. If the Company is unable to raise additional capital, the Company may need to terminate certain of its employees and adjust its current business plan. Financial considerations may cause the Company to modify planned deployment of new energy systems and the Company may decide to suspend installations until it is able to secure additional working capital. The Company will evaluate possible acquisitions of, or investments in, businesses, technologies and products that are complementary to its business; however, the Company is not currently engaged in such discussions.

The Company's operations are comprised of one business segment. Our business is selling energy in the form of electricity, heat, hot water and cooling to our customers under long-term sales agreements.

Recent Accounting Pronouncements

For recent accounting pronouncements see “Note 1 - Description of business and summary of significant accounting policies” to our consolidated financial statements.

Critical Accounting Policies

For critical accounting policies see “Note 1 - Description of business and summary of significant accounting policies” to our consolidated financial statements.

Results of Operations

Fiscal Year Ended December 31, 2012 Compared with Fiscal Year Ended December 31, 2011

Revenues

Revenues in 2012 were $81,110 compared to $0 for the same period in 2011. The revenues during the year included energy revenues and revenues from the performance of billable services related to construction and engineering for a site.

In 2012 the Company has announced that it has reached agreements to supply clean energy to Haverhill Leisure Centre in Suffolk, to five landmark hotels owned by The Ability Group and managed by Hilton Worldwide, to three Cedar Court Hotel Huddersfield in Yorkshire, to the Wentworth Club and to four Roko Health Clubs.

EUROSITE POWER INC.

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

EUROSITE POWER INC.

Distributed generation refers to the application of small-scale energy production systems, including electricity generators, at locations in close proximity to the end-use loads that they serve. Integrated energy systems, operating at user sites but interconnected to existing electric distribution networks, can reduce demand on the nation’s utility grid, increase energy efficiency, avoid the waste inherent in long distance wire and cable transmission of electricity, reduce air pollution and greenhouse gas emissions, and protect against power outages, while,in most cases, significantly lowering utility costs for power users and building operators.

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

Greatly increased overall energy efficiency (up to 90% versus less than 33% for the existing power grid), according to the Environmental and Energy Study Institute, or EESI1.
Rapid adaptation to changing demand requirements (e.g., weeks, not years to add new generating capacity where and when it is needed).
Ability to by-pass transmission line and substation bottlenecks in congested service areas.
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

EUROSITE POWER INC.

Energy and Products Portfolio

We will provide the same full range of CHP product and energy options that are provided by American DG Energy, including:

Energy Sales

Energy Producing Products

Turnkey Installation Energy Producing Products with Incentives
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

Guaranteed lower price for energy
Only pay for the energy they use
No capital costs for equipment, engineering and installation
No equipment operating costs for fuel and maintenance
Immediate cash flow improvement
Significant green impact by the reduction of carbon produced
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

EUROSITE POWER INC.

Distributed generation refers to the application of small-scale energy production systems, including electricity generators, at locations in close proximity to the end-use loads that they serve. Integrated energy systems, operating at user sites but interconnected to existing electric distribution networks, can reduce demand on the nation’s utility grid, increase energy efficiency, avoid the waste inherent in long distance wire and cable transmission of electricity, reduce air pollution and greenhouse gas emissions, and protect against power outages, while,in most cases, significantly lowering utility costs for power users and building operators.

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

Greatly increased overall energy efficiency (up to 90% versus less than 33% for the existing power grid), according to the Environmental and Energy Study Institute, or EESI1.
Rapid adaptation to changing demand requirements (e.g., weeks, not years to add new generating capacity where and when it is needed).
Ability to by-pass transmission line and substation bottlenecks in congested service areas.
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

EUROSITE POWER INC.

Energy and Products Portfolio

We will provide the same full range of CHP product and energy options that are provided by American DG Energy, including:

Energy Sales

Energy Producing Products

Turnkey Installation Energy Producing Products with Incentives
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

Guaranteed lower price for energy
Only pay for the energy they use
No capital costs for equipment, engineering and installation
No equipment operating costs for fuel and maintenance
Immediate cash flow improvement
Significant green impact by the reduction of carbon produced
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

EUROSITE POWER INC.

Cost of Sales

Cost of sales, including depreciation, in 2012 were $69,667 compared to $0 for the same period in 2011 due to commencing operations during the year.

Operating Expenses

General and administrative expenses were $1,087,653 in 2012, compared to $854,502 for the same period in 2011, a increase of $233,151 or 27.3%. The general and administrative expenses increased due to additional legal fees and non-cash compensation expenses related to the issuance of option awards to our employees and directors.

Selling expenses were $608,964 in 2012, compared to $527,253 for the same period in 2011, an increase of $81,711 or 15.5%. Selling expenses increased due to the addition of two new employees.

Engineering expenses were $93,695 in 2012, compared to $0 for the same period in 2011. Engineering expenses increased due to the addition of a new employee.

Other Income

Other income was $13,439 in 2012, compared to $333 for the same period in 2011, due to interest on our cash balance.

Net Loss

Net loss was $1,765,430 in 2012, compared to net loss of $1,381,422 for the same period in 2011 due to increased operating expenses during the year.

Liquidity and Capital Resources

Consolidated working capital at December 31, 2012 was $1,815,839. Included in working capital were cash and cash equivalents of $832,511.

Cash used in operating activities was $2,111,935 in 2012 compared to $1,039,593 in 2011. The Company's value added tax (VAT) receivable increased to $181,217 in 2012 compared to $77,197 in 2011 due to the shipping of energy systems to the United Kingdom. The Company's inventory balance increased to $1,173,729 at December 31, 2012 compared to $137,976 at December 31, 2011, using $1,035,753 of cash due to purchases of energy systems for operations in the United Kingdom.

The Company’s accounts payable balance increased to $203,764 at December 31, 2012 compared to $57,349 at December 31, 2011 due to an increase in utilization of consulting services resulting in an increase of cash of $146,415. The Company’s accrued expenses and other current liabilities increased to $62,385 at December 31, 2012 compared to $48,016 at December 31, 2011 due to consulting services and fund raising expenses resulting in an increase of cash of $14,369.

The Company's investing activities used $1,533,630 of cash in 2012, and the Company's financing activities provided $2,139,293 of cash, net of costs, in 2012 from the sale of common stock.

The Company owns the energy-producing equipment at the customer's site; therefore, the business is capital intensive. The Company believes that its existing resources, including cash and cash equivalents, future cash flow from operations, its ability to control certain costs, including those related to general and administrative expenses, and the use of capital from its parent company, will be sufficient to meet the working capital requirements of its existing business for the foreseeable future, including the next 12 months; however, as the Company continues to grow its business by adding more energy systems, the cash requirements will increase. Beyond March 31, 2014, if the Company cannot raise capital by the existing equity fundraising effort, it may need to raise additional capital through a debt financing or use capital provided by its parent to meet its operating and capital needs. There can be no assurance, however, that the Company will be successful in these fund-raising efforts or that additional funds will be available on acceptable terms, if at all.

Our ability to continue to access capital could be impacted by various factors including general market conditions and the continuing slowdown in the economy, interest rates, the perception of our potential future earnings and cash

EUROSITE POWER INC.

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

EUROSITE POWER INC.

Distributed generation refers to the application of small-scale energy production systems, including electricity generators, at locations in close proximity to the end-use loads that they serve. Integrated energy systems, operating at user sites but interconnected to existing electric distribution networks, can reduce demand on the nation’s utility grid, increase energy efficiency, avoid the waste inherent in long distance wire and cable transmission of electricity, reduce air pollution and greenhouse gas emissions, and protect against power outages, while,in most cases, significantly lowering utility costs for power users and building operators.

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

Greatly increased overall energy efficiency (up to 90% versus less than 33% for the existing power grid), according to the Environmental and Energy Study Institute, or EESI1.
Rapid adaptation to changing demand requirements (e.g., weeks, not years to add new generating capacity where and when it is needed).
Ability to by-pass transmission line and substation bottlenecks in congested service areas.
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

EUROSITE POWER INC.

Energy and Products Portfolio

We will provide the same full range of CHP product and energy options that are provided by American DG Energy, including:

Energy Sales

Energy Producing Products

Turnkey Installation Energy Producing Products with Incentives
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

Guaranteed lower price for energy
Only pay for the energy they use
No capital costs for equipment, engineering and installation
No equipment operating costs for fuel and maintenance
Immediate cash flow improvement
Significant green impact by the reduction of carbon produced
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

EUROSITE POWER INC.

Distributed generation refers to the application of small-scale energy production systems, including electricity generators, at locations in close proximity to the end-use loads that they serve. Integrated energy systems, operating at user sites but interconnected to existing electric distribution networks, can reduce demand on the nation’s utility grid, increase energy efficiency, avoid the waste inherent in long distance wire and cable transmission of electricity, reduce air pollution and greenhouse gas emissions, and protect against power outages, while,in most cases, significantly lowering utility costs for power users and building operators.

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

Greatly increased overall energy efficiency (up to 90% versus less than 33% for the existing power grid), according to the Environmental and Energy Study Institute, or EESI1.
Rapid adaptation to changing demand requirements (e.g., weeks, not years to add new generating capacity where and when it is needed).
Ability to by-pass transmission line and substation bottlenecks in congested service areas.
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

EUROSITE POWER INC.

Energy and Products Portfolio

We will provide the same full range of CHP product and energy options that are provided by American DG Energy, including:

Energy Sales

Energy Producing Products

Turnkey Installation Energy Producing Products with Incentives
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

Guaranteed lower price for energy
Only pay for the energy they use
No capital costs for equipment, engineering and installation
No equipment operating costs for fuel and maintenance
Immediate cash flow improvement
Significant green impact by the reduction of carbon produced
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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Management’s evaluation of disclosure controls and procedures:

Our disclosure controls and procedures are designed to provide reasonable assurance that the control system’s objectives will be met. Our management, together with our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures as of December 31, 2012, or the Evaluation Date, have concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective due to material weaknesses in financial reporting relating to lack of personnel with a sufficient level of accounting knowledge and a small number of employees dealing with general controls over information technology. At the present time, our management has decided that, considering the employees involved and the control procedures in place, there are risks associated with the above, but the potential benefits of adding additional employees to mitigate these weaknesses do not justify the expenses associated with such increases. Management will continue to evaluate the above weaknesses, and as the Company grows and resources become available within the next twelve months, the Company plans to take the necessary steps in the future to remediate the weaknesses.

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

EUROSITE POWER INC.

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

EUROSITE POWER INC.

Distributed generation refers to the application of small-scale energy production systems, including electricity generators, at locations in close proximity to the end-use loads that they serve. Integrated energy systems, operating at user sites but interconnected to existing electric distribution networks, can reduce demand on the nation’s utility grid, increase energy efficiency, avoid the waste inherent in long distance wire and cable transmission of electricity, reduce air pollution and greenhouse gas emissions, and protect against power outages, while,in most cases, significantly lowering utility costs for power users and building operators.

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

Greatly increased overall energy efficiency (up to 90% versus less than 33% for the existing power grid), according to the Environmental and Energy Study Institute, or EESI1.
Rapid adaptation to changing demand requirements (e.g., weeks, not years to add new generating capacity where and when it is needed).
Ability to by-pass transmission line and substation bottlenecks in congested service areas.
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

EUROSITE POWER INC.

Energy and Products Portfolio

We will provide the same full range of CHP product and energy options that are provided by American DG Energy, including:

Energy Sales

Energy Producing Products

Turnkey Installation Energy Producing Products with Incentives
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

Guaranteed lower price for energy
Only pay for the energy they use
No capital costs for equipment, engineering and installation
No equipment operating costs for fuel and maintenance
Immediate cash flow improvement
Significant green impact by the reduction of carbon produced
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

EUROSITE POWER INC.

Distributed generation refers to the application of small-scale energy production systems, including electricity generators, at locations in close proximity to the end-use loads that they serve. Integrated energy systems, operating at user sites but interconnected to existing electric distribution networks, can reduce demand on the nation’s utility grid, increase energy efficiency, avoid the waste inherent in long distance wire and cable transmission of electricity, reduce air pollution and greenhouse gas emissions, and protect against power outages, while,in most cases, significantly lowering utility costs for power users and building operators.

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

Greatly increased overall energy efficiency (up to 90% versus less than 33% for the existing power grid), according to the Environmental and Energy Study Institute, or EESI1.
Rapid adaptation to changing demand requirements (e.g., weeks, not years to add new generating capacity where and when it is needed).
Ability to by-pass transmission line and substation bottlenecks in congested service areas.
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

EUROSITE POWER INC.

Energy and Products Portfolio

We will provide the same full range of CHP product and energy options that are provided by American DG Energy, including:

Energy Sales

Energy Producing Products

Turnkey Installation Energy Producing Products with Incentives
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

Guaranteed lower price for energy
Only pay for the energy they use
No capital costs for equipment, engineering and installation
No equipment operating costs for fuel and maintenance
Immediate cash flow improvement
Significant green impact by the reduction of carbon produced
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

Management’s Annual Report on Internal Control over Financial Reporting:

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Exchange Act. Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion of this evaluation. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2012.

As of December 31, 2012, we had twelve employees, including four full time employees and one part time employee in the United Kingdom and seven part time employees in the United States. The Company currently does not have personnel with a sufficient level of accounting knowledge, experience and training in the selection, application and implementation of generally accepted accounting principles as it relates to complex transactions and financial reporting requirements. The Company also has a small number of employees dealing with general controls over information technology security and user access. This constitutes a material weakness in financial reporting. At this time, management has decided that considering the employees involved and the control procedures in place, there are risks associated with the above, but the potential benefits of adding additional employees to mitigate these weaknesses, does not justify the expenses associated with such increases. Management will continue to evaluate the above weaknesses.

Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls or our internal control over financial reporting to prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Changes in Internal Control over Financial Reporting:

In connection with the evaluation referred to in the foregoing paragraph, we will make changes in our internal controls over financial reporting as soon as the resources become available. As of December 31, 2012, no changes have been made to the Company’s process.

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

EUROSITE POWER INC.

Distributed generation refers to the application of small-scale energy production systems, including electricity generators, at locations in close proximity to the end-use loads that they serve. Integrated energy systems, operating at user sites but interconnected to existing electric distribution networks, can reduce demand on the nation’s utility grid, increase energy efficiency, avoid the waste inherent in long distance wire and cable transmission of electricity, reduce air pollution and greenhouse gas emissions, and protect against power outages, while,in most cases, significantly lowering utility costs for power users and building operators.

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

Greatly increased overall energy efficiency (up to 90% versus less than 33% for the existing power grid), according to the Environmental and Energy Study Institute, or EESI1.
Rapid adaptation to changing demand requirements (e.g., weeks, not years to add new generating capacity where and when it is needed).
Ability to by-pass transmission line and substation bottlenecks in congested service areas.
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

EUROSITE POWER INC.

Energy and Products Portfolio

We will provide the same full range of CHP product and energy options that are provided by American DG Energy, including:

Energy Sales

Energy Producing Products

Turnkey Installation Energy Producing Products with Incentives
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

Guaranteed lower price for energy
Only pay for the energy they use
No capital costs for equipment, engineering and installation
No equipment operating costs for fuel and maintenance
Immediate cash flow improvement
Significant green impact by the reduction of carbon produced
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

EUROSITE POWER INC.

Distributed generation refers to the application of small-scale energy production systems, including electricity generators, at locations in close proximity to the end-use loads that they serve. Integrated energy systems, operating at user sites but interconnected to existing electric distribution networks, can reduce demand on the nation’s utility grid, increase energy efficiency, avoid the waste inherent in long distance wire and cable transmission of electricity, reduce air pollution and greenhouse gas emissions, and protect against power outages, while,in most cases, significantly lowering utility costs for power users and building operators.

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

Greatly increased overall energy efficiency (up to 90% versus less than 33% for the existing power grid), according to the Environmental and Energy Study Institute, or EESI1.
Rapid adaptation to changing demand requirements (e.g., weeks, not years to add new generating capacity where and when it is needed).
Ability to by-pass transmission line and substation bottlenecks in congested service areas.
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

EUROSITE POWER INC.

Energy and Products Portfolio

We will provide the same full range of CHP product and energy options that are provided by American DG Energy, including:

Energy Sales

Energy Producing Products

Turnkey Installation Energy Producing Products with Incentives
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

Guaranteed lower price for energy
Only pay for the energy they use
No capital costs for equipment, engineering and installation
No equipment operating costs for fuel and maintenance
Immediate cash flow improvement
Significant green impact by the reduction of carbon produced
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

Name	Age	Position(s)

John N. Hatsopoulos	78	Chairman of the Board and Director
Barry J. Sanders	51	Chief Executive Officer, President and Director
Anthony S. Loumidis	48	Chief Financial Officer, Secretary and Treasurer
Paul J. Hamblyn	44	Managing Director of the Company
Dr. Ahmed F. Ghoniem (2)(3)	61	Director
James C. Devas (1)(2)(3)	57	Director
Bruno Meier (1)(3)	62	Director
Joan Giacinti	55	Director

(1)	Member of Audit Committee

(2)	Member of Compensation Committee

(3)	Member of the Nominating and Governance Committee

John N. Hatsopoulos has been Chairman of the Board of Directors since the organization of the Company in July 2010. Since 2001, he has been the Chief Executive Officer and director of American DG Energy, the Company’s parent, which offers clean onsite electricity, heat, hot water and cooling to businesses in the Northeast United States. He is also the Chief Executive Officer and a director of Tecogen, an affiliate of the Company, which is a manufacturer of natural gas engine-driven commercial and industrial cooling and cogeneration systems. Since 2000, he has also been a Partner and Managing Director of Alexandros Partners LLC, a financial advisory firm providing consulting services to early stage entrepreneurial ventures. Mr. Hatsopoulos was a co-founder of Thermo Electron Corporation, which is now Thermo Fisher Scientific (NYSE: TMO), and the retired President and Vice Chairman of the Board of Directors of that company. He is a member of the Board of Directors of Ilios, an affiliate of the Company, which is a high-efficiency heating products company, American CareSource Holdings, Inc. (NASDAQ: ANCI) and TEI Biosciences Inc., and is a former Member of the Corporation of Northeastern University. Mr. Hatsopoulos graduated from Athens College in Greece, and holds a bachelor’s degree in history and mathematics from Northeastern University, as well as honorary doctorates in business administration from Boston College and Northeastern University.

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

Barry J. Sanders has been our Chief Executive Officer, President and a director since the organization of the Company in July 2010. Since 2001, he has been the President and Chief Operating Officer of American DG Energy, the Company's parent. Previously, Mr. Sanders served as Executive Vice President of MicroLogic, Inc., where he directed the company's B2B group. He was the Marketing Manager at Andover Controls Corp., and at Tecogen Inc. where he directed the successful introduction of that company's DG chiller products. Mr. Sanders has also managed research and development projects for the New York State Energy Research and Development Authority (NYSERDA) in Albany, NY, where he created the highly successful University-Industry Energy Research Program to accelerate commercialization of new technologies. Mr. Sanders has a Bachelor of Science degree in chemical engineering from the University of Rochester and an MBA in marketing from Rensselaer Polytechnic Institute.

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

EUROSITE POWER INC.

Distributed generation refers to the application of small-scale energy production systems, including electricity generators, at locations in close proximity to the end-use loads that they serve. Integrated energy systems, operating at user sites but interconnected to existing electric distribution networks, can reduce demand on the nation’s utility grid, increase energy efficiency, avoid the waste inherent in long distance wire and cable transmission of electricity, reduce air pollution and greenhouse gas emissions, and protect against power outages, while,in most cases, significantly lowering utility costs for power users and building operators.

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

Greatly increased overall energy efficiency (up to 90% versus less than 33% for the existing power grid), according to the Environmental and Energy Study Institute, or EESI1.
Rapid adaptation to changing demand requirements (e.g., weeks, not years to add new generating capacity where and when it is needed).
Ability to by-pass transmission line and substation bottlenecks in congested service areas.
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

EUROSITE POWER INC.

Energy and Products Portfolio

We will provide the same full range of CHP product and energy options that are provided by American DG Energy, including:

Energy Sales

Energy Producing Products

Turnkey Installation Energy Producing Products with Incentives
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

Guaranteed lower price for energy
Only pay for the energy they use
No capital costs for equipment, engineering and installation
No equipment operating costs for fuel and maintenance
Immediate cash flow improvement
Significant green impact by the reduction of carbon produced
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

EUROSITE POWER INC.

Distributed generation refers to the application of small-scale energy production systems, including electricity generators, at locations in close proximity to the end-use loads that they serve. Integrated energy systems, operating at user sites but interconnected to existing electric distribution networks, can reduce demand on the nation’s utility grid, increase energy efficiency, avoid the waste inherent in long distance wire and cable transmission of electricity, reduce air pollution and greenhouse gas emissions, and protect against power outages, while,in most cases, significantly lowering utility costs for power users and building operators.

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

Greatly increased overall energy efficiency (up to 90% versus less than 33% for the existing power grid), according to the Environmental and Energy Study Institute, or EESI1.
Rapid adaptation to changing demand requirements (e.g., weeks, not years to add new generating capacity where and when it is needed).
Ability to by-pass transmission line and substation bottlenecks in congested service areas.
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

EUROSITE POWER INC.

Energy and Products Portfolio

We will provide the same full range of CHP product and energy options that are provided by American DG Energy, including:

Energy Sales

Energy Producing Products

Turnkey Installation Energy Producing Products with Incentives
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

Guaranteed lower price for energy
Only pay for the energy they use
No capital costs for equipment, engineering and installation
No equipment operating costs for fuel and maintenance
Immediate cash flow improvement
Significant green impact by the reduction of carbon produced
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

EUROSITE POWER INC.

Distributed generation refers to the application of small-scale energy production systems, including electricity generators, at locations in close proximity to the end-use loads that they serve. Integrated energy systems, operating at user sites but interconnected to existing electric distribution networks, can reduce demand on the nation’s utility grid, increase energy efficiency, avoid the waste inherent in long distance wire and cable transmission of electricity, reduce air pollution and greenhouse gas emissions, and protect against power outages, while,in most cases, significantly lowering utility costs for power users and building operators.

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

Greatly increased overall energy efficiency (up to 90% versus less than 33% for the existing power grid), according to the Environmental and Energy Study Institute, or EESI1.
Rapid adaptation to changing demand requirements (e.g., weeks, not years to add new generating capacity where and when it is needed).
Ability to by-pass transmission line and substation bottlenecks in congested service areas.
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

EUROSITE POWER INC.

Energy and Products Portfolio

We will provide the same full range of CHP product and energy options that are provided by American DG Energy, including:

Energy Sales

Energy Producing Products

Turnkey Installation Energy Producing Products with Incentives
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

Guaranteed lower price for energy
Only pay for the energy they use
No capital costs for equipment, engineering and installation
No equipment operating costs for fuel and maintenance
Immediate cash flow improvement
Significant green impact by the reduction of carbon produced
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

EUROSITE POWER INC.

Distributed generation refers to the application of small-scale energy production systems, including electricity generators, at locations in close proximity to the end-use loads that they serve. Integrated energy systems, operating at user sites but interconnected to existing electric distribution networks, can reduce demand on the nation’s utility grid, increase energy efficiency, avoid the waste inherent in long distance wire and cable transmission of electricity, reduce air pollution and greenhouse gas emissions, and protect against power outages, while,in most cases, significantly lowering utility costs for power users and building operators.

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

Greatly increased overall energy efficiency (up to 90% versus less than 33% for the existing power grid), according to the Environmental and Energy Study Institute, or EESI1.
Rapid adaptation to changing demand requirements (e.g., weeks, not years to add new generating capacity where and when it is needed).
Ability to by-pass transmission line and substation bottlenecks in congested service areas.
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

EUROSITE POWER INC.

Energy and Products Portfolio

We will provide the same full range of CHP product and energy options that are provided by American DG Energy, including:

Energy Sales

Energy Producing Products

Turnkey Installation Energy Producing Products with Incentives
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

Guaranteed lower price for energy
Only pay for the energy they use
No capital costs for equipment, engineering and installation
No equipment operating costs for fuel and maintenance
Immediate cash flow improvement
Significant green impact by the reduction of carbon produced
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

EUROSITE POWER INC.

Joan Giacinti is the founder and Chief Executive Officer of Sofratesa Group with headquarters in Santo Domingo, Dominican Republic. The group's activities in Latin America include the design, construction, installation, operation and maintenance of high-tech infrastructure projects in transportation such as airports, aeronautics, telecommunications and subway. The group has also expanded into the production of feature films and media in France and Latin America. Mr. Giacinti is a founder of Aerodom, a concessionaire chosen by the Dominican government to develop, operate and manage airports in the Dominican Republic, which in 2008 was acquired by Advent International. He is the President of the Caribbean region of the French Trade Councils, “Conseillers du Commerce Exterieur” and the President for the Americas of the Forum Francophone des Affaires (FFA). He is also decorated with the Ordre national du Mérite by the President of the French Republic. Mr. Giacinti is a graduate from the École des Hautes Études Commerciales de Paris (HEC).

Our Board of Directors has determined that Mr. Giacinti's prior experience insight and extensive knowledge of Latin America and European markets qualify him to be a member of the Board of Directors in light of the Company’s business and structure.

Each executive officer is elected or appointed by, and serves at the discretion of, our Board of Directors. Our officers will hold office until their successors are duly elected and qualified, or until their earlier resignation or removal.

Family Relationships

There are no family relationships among members of our Board of Directors or executive officers.

Board Composition

The number of directors of the Company is established by the Board of Directors in accordance with our bylaws. The exact number of directors is currently set at six by resolution of the Board of Directors. The directors are elected to serve for one year terms, with the term of directors expiring each year at the annual meeting of stockholders, or Annual Meeting; provided further, that the term of each director shall continue until the election and qualification of a successor and be subject to such director’s earlier death, resignation or removal.

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

EUROSITE POWER INC.

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

EUROSITE POWER INC.

Distributed generation refers to the application of small-scale energy production systems, including electricity generators, at locations in close proximity to the end-use loads that they serve. Integrated energy systems, operating at user sites but interconnected to existing electric distribution networks, can reduce demand on the nation’s utility grid, increase energy efficiency, avoid the waste inherent in long distance wire and cable transmission of electricity, reduce air pollution and greenhouse gas emissions, and protect against power outages, while,in most cases, significantly lowering utility costs for power users and building operators.

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

Greatly increased overall energy efficiency (up to 90% versus less than 33% for the existing power grid), according to the Environmental and Energy Study Institute, or EESI1.
Rapid adaptation to changing demand requirements (e.g., weeks, not years to add new generating capacity where and when it is needed).
Ability to by-pass transmission line and substation bottlenecks in congested service areas.
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

EUROSITE POWER INC.

Energy and Products Portfolio

We will provide the same full range of CHP product and energy options that are provided by American DG Energy, including:

Energy Sales

Energy Producing Products

Turnkey Installation Energy Producing Products with Incentives
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

Guaranteed lower price for energy
Only pay for the energy they use
No capital costs for equipment, engineering and installation
No equipment operating costs for fuel and maintenance
Immediate cash flow improvement
Significant green impact by the reduction of carbon produced
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

EUROSITE POWER INC.

Distributed generation refers to the application of small-scale energy production systems, including electricity generators, at locations in close proximity to the end-use loads that they serve. Integrated energy systems, operating at user sites but interconnected to existing electric distribution networks, can reduce demand on the nation’s utility grid, increase energy efficiency, avoid the waste inherent in long distance wire and cable transmission of electricity, reduce air pollution and greenhouse gas emissions, and protect against power outages, while,in most cases, significantly lowering utility costs for power users and building operators.

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

Greatly increased overall energy efficiency (up to 90% versus less than 33% for the existing power grid), according to the Environmental and Energy Study Institute, or EESI1.
Rapid adaptation to changing demand requirements (e.g., weeks, not years to add new generating capacity where and when it is needed).
Ability to by-pass transmission line and substation bottlenecks in congested service areas.
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

EUROSITE POWER INC.

Energy and Products Portfolio

We will provide the same full range of CHP product and energy options that are provided by American DG Energy, including:

Energy Sales

Energy Producing Products

Turnkey Installation Energy Producing Products with Incentives
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

Guaranteed lower price for energy
Only pay for the energy they use
No capital costs for equipment, engineering and installation
No equipment operating costs for fuel and maintenance
Immediate cash flow improvement
Significant green impact by the reduction of carbon produced
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

EUROSITE POWER INC.

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

EUROSITE POWER INC.

Distributed generation refers to the application of small-scale energy production systems, including electricity generators, at locations in close proximity to the end-use loads that they serve. Integrated energy systems, operating at user sites but interconnected to existing electric distribution networks, can reduce demand on the nation’s utility grid, increase energy efficiency, avoid the waste inherent in long distance wire and cable transmission of electricity, reduce air pollution and greenhouse gas emissions, and protect against power outages, while,in most cases, significantly lowering utility costs for power users and building operators.

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

Greatly increased overall energy efficiency (up to 90% versus less than 33% for the existing power grid), according to the Environmental and Energy Study Institute, or EESI1.
Rapid adaptation to changing demand requirements (e.g., weeks, not years to add new generating capacity where and when it is needed).
Ability to by-pass transmission line and substation bottlenecks in congested service areas.
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

EUROSITE POWER INC.

Energy and Products Portfolio

We will provide the same full range of CHP product and energy options that are provided by American DG Energy, including:

Energy Sales

Energy Producing Products

Turnkey Installation Energy Producing Products with Incentives
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

Guaranteed lower price for energy
Only pay for the energy they use
No capital costs for equipment, engineering and installation
No equipment operating costs for fuel and maintenance
Immediate cash flow improvement
Significant green impact by the reduction of carbon produced
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

EUROSITE POWER INC.

Distributed generation refers to the application of small-scale energy production systems, including electricity generators, at locations in close proximity to the end-use loads that they serve. Integrated energy systems, operating at user sites but interconnected to existing electric distribution networks, can reduce demand on the nation’s utility grid, increase energy efficiency, avoid the waste inherent in long distance wire and cable transmission of electricity, reduce air pollution and greenhouse gas emissions, and protect against power outages, while,in most cases, significantly lowering utility costs for power users and building operators.

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

Greatly increased overall energy efficiency (up to 90% versus less than 33% for the existing power grid), according to the Environmental and Energy Study Institute, or EESI1.
Rapid adaptation to changing demand requirements (e.g., weeks, not years to add new generating capacity where and when it is needed).
Ability to by-pass transmission line and substation bottlenecks in congested service areas.
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

EUROSITE POWER INC.

Energy and Products Portfolio

We will provide the same full range of CHP product and energy options that are provided by American DG Energy, including:

Energy Sales

Energy Producing Products

Turnkey Installation Energy Producing Products with Incentives
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

Guaranteed lower price for energy
Only pay for the energy they use
No capital costs for equipment, engineering and installation
No equipment operating costs for fuel and maintenance
Immediate cash flow improvement
Significant green impact by the reduction of carbon produced
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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who own more than 10 percent of our Common Stock to file initial reports of their ownership and changes in ownership of our Common Stock with the SEC. To the best of our knowledge, based solely on a review of reports furnished to us and written representations from reporting persons, each person who was required to file such reports complied with the applicable filing requirements during 2012, except for the following: (i) the Form 4 filed on December 4, 2012 for Mr. Giacinti and (ii) Mr. Devas has not filed a Form 3.

Item 11. Executive Compensation.

The following table sets forth information with respect to the compensation of our named executive officers during the fiscal years ended December 31, 2012 and December 31, 2011. The compensation of the Company’s Chief Executive Officer and Chief Financial Officer is paid by American DG Energy. The Company reimburses American DG Energy based on the time those executives spend on the Company. The compensation of the Company’s Managing Director is paid by the Company.

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)(1)	All other compensation ($)	Total ($)

Barry J. Sanders (2)(3)	2012	70,094	—	—	—	—	70,094
Chief Executive Officer and President	2011	56,428	—	—	564,935	—	621,363
(Principal Executive Officer)

Anthony S. Loumidis (4)(5)	2012	47,388	—	—	—	—	47,388
Chief Financial Officer and Treasurer	2011	27,000	—	—	103,571	—	130,571
(Principal Financial Officer)

Paul J. Hamblyn (6)(7)	2012	180,237	—	—	—	—	180,237
Managing Director	2011	71,558	—	—	317,550	—	389,108

(1)	See “Note 3 – Stockholders’ equity” in our consolidated financial statements for a summary and assumptions made in the valuation of our option awards for the period ending December 31, 2012.

(2)
Mr. Sanders, the Company’s Chief Executive Officer, is also the President and Chief Operating Officer of American DG Energy and devotes part of his business time to the affairs of American DG Energy. His salary is paid by American DG Energy but a portion is reimbursed by the Company according to the requirements of the business in a given week at a fully burdened hourly rate of $123. On average, Mr. Sanders spends approximately 25% of his business time on the affairs of the Company, but such amount varies widely depending on the needs of the business and is expected to increase as the business of the Company develops.

(3)
Mr. Sanders was granted a stock option award for 1,500,000 shares of Common Stock on January 15, 2011, with 25% of the shares vesting on January 15, 2012 and then an additional 25% of the shares on each of the subsequent three anniversaries thereafter, subject to his continued employment and subject to acceleration of vesting upon a change in control (see Note 3 - Stockholders' equity).

(4)
Mr. Loumidis, the Company’s Chief Financial Officer, devotes part of his business time to the affairs of American DG Energy. His salary is paid by American DG Energy but a portion is reimbursed by the Company according to the requirements of the business in a given week at a fully burdened hourly rate of $111. On average, Mr. Loumidis spends approximately 15% of his business time on the affairs of the Company, but such amount varies widely depending on the needs of the business and is expected to increase as the business of the Company develops.

EUROSITE POWER INC.

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

EUROSITE POWER INC.

Distributed generation refers to the application of small-scale energy production systems, including electricity generators, at locations in close proximity to the end-use loads that they serve. Integrated energy systems, operating at user sites but interconnected to existing electric distribution networks, can reduce demand on the nation’s utility grid, increase energy efficiency, avoid the waste inherent in long distance wire and cable transmission of electricity, reduce air pollution and greenhouse gas emissions, and protect against power outages, while,in most cases, significantly lowering utility costs for power users and building operators.

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

Greatly increased overall energy efficiency (up to 90% versus less than 33% for the existing power grid), according to the Environmental and Energy Study Institute, or EESI1.
Rapid adaptation to changing demand requirements (e.g., weeks, not years to add new generating capacity where and when it is needed).
Ability to by-pass transmission line and substation bottlenecks in congested service areas.
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

EUROSITE POWER INC.

Energy and Products Portfolio

We will provide the same full range of CHP product and energy options that are provided by American DG Energy, including:

Energy Sales

Energy Producing Products

Turnkey Installation Energy Producing Products with Incentives
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

Guaranteed lower price for energy
Only pay for the energy they use
No capital costs for equipment, engineering and installation
No equipment operating costs for fuel and maintenance
Immediate cash flow improvement
Significant green impact by the reduction of carbon produced
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

EUROSITE POWER INC.

Distributed generation refers to the application of small-scale energy production systems, including electricity generators, at locations in close proximity to the end-use loads that they serve. Integrated energy systems, operating at user sites but interconnected to existing electric distribution networks, can reduce demand on the nation’s utility grid, increase energy efficiency, avoid the waste inherent in long distance wire and cable transmission of electricity, reduce air pollution and greenhouse gas emissions, and protect against power outages, while,in most cases, significantly lowering utility costs for power users and building operators.

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

Greatly increased overall energy efficiency (up to 90% versus less than 33% for the existing power grid), according to the Environmental and Energy Study Institute, or EESI1.
Rapid adaptation to changing demand requirements (e.g., weeks, not years to add new generating capacity where and when it is needed).
Ability to by-pass transmission line and substation bottlenecks in congested service areas.
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

EUROSITE POWER INC.

Energy and Products Portfolio

We will provide the same full range of CHP product and energy options that are provided by American DG Energy, including:

Energy Sales

Energy Producing Products

Turnkey Installation Energy Producing Products with Incentives
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

Guaranteed lower price for energy
Only pay for the energy they use
No capital costs for equipment, engineering and installation
No equipment operating costs for fuel and maintenance
Immediate cash flow improvement
Significant green impact by the reduction of carbon produced
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

EUROSITE POWER INC.

(5)
Mr. Loumidis was granted a stock option award for 275,000 shares of Common Stock on January 15, 2011, with 25% of the shares vesting on January 15, 2012 and then an additional 25% of the shares on each of the subsequent three anniversaries thereafter, subject to his continued employment and subject to acceleration of vesting upon a change in control (see Note 3 - Stockholders' equity).

(6)
Mr. Hamblyn entered into a Service Agreement with EuroSite Power Limited on July 18, 2011. His compensation is paid in British Pounds sterling and is converted into United States Dollars in the Executive Compensation table.

(7)
Mr. Hamblyn was granted a stock option award for 900,000 shares of Common Stock on November 3, 2011, with 25% of the shares vesting on November 3, 2012 and then an additional 25% of the shares on each of the subsequent three anniversaries thereafter, subject to his continued employment and subject to acceleration of vesting upon a change in control (see Note 3 - Stockholders' equity).

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information with respect to outstanding equity awards held by our named executive officers as of December 31, 2012:

	Option awards				Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date	Number of shares of stock that have not vested (#)	Market value of shares of stock that have not vested ($)(1)

Barry J. Sanders (1)	375,000	1,125,000	0.90	1/15/2021	—	—
Paul J. Hamblyn (2)	225,000	675,000	0.90	11/3/2021	—	—
Anthony S. Loumidis (3)	68,750	206,250	0.90	1/15/2021	—	—

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

There have been no other stock awards granted to date and none of such options have been exercised.

Director Compensation

The following table sets forth information with respect to director compensation as of December 31, 2012:

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	All other compensation ($)	Total ($)

Dr. Ahmed F. Ghoniem	500	—	—	—	500
James C. Devas	3,500	—	—	—	3,500
Bruno Meier	3,500	—	—	—	3,500
Joan Giacinti	—	—	—	—	—

EUROSITE POWER INC.

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

EUROSITE POWER INC.

Distributed generation refers to the application of small-scale energy production systems, including electricity generators, at locations in close proximity to the end-use loads that they serve. Integrated energy systems, operating at user sites but interconnected to existing electric distribution networks, can reduce demand on the nation’s utility grid, increase energy efficiency, avoid the waste inherent in long distance wire and cable transmission of electricity, reduce air pollution and greenhouse gas emissions, and protect against power outages, while,in most cases, significantly lowering utility costs for power users and building operators.

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

Greatly increased overall energy efficiency (up to 90% versus less than 33% for the existing power grid), according to the Environmental and Energy Study Institute, or EESI1.
Rapid adaptation to changing demand requirements (e.g., weeks, not years to add new generating capacity where and when it is needed).
Ability to by-pass transmission line and substation bottlenecks in congested service areas.
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

EUROSITE POWER INC.

Energy and Products Portfolio

We will provide the same full range of CHP product and energy options that are provided by American DG Energy, including:

Energy Sales

Energy Producing Products

Turnkey Installation Energy Producing Products with Incentives
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

Guaranteed lower price for energy
Only pay for the energy they use
No capital costs for equipment, engineering and installation
No equipment operating costs for fuel and maintenance
Immediate cash flow improvement
Significant green impact by the reduction of carbon produced
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

EUROSITE POWER INC.

Distributed generation refers to the application of small-scale energy production systems, including electricity generators, at locations in close proximity to the end-use loads that they serve. Integrated energy systems, operating at user sites but interconnected to existing electric distribution networks, can reduce demand on the nation’s utility grid, increase energy efficiency, avoid the waste inherent in long distance wire and cable transmission of electricity, reduce air pollution and greenhouse gas emissions, and protect against power outages, while,in most cases, significantly lowering utility costs for power users and building operators.

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

Greatly increased overall energy efficiency (up to 90% versus less than 33% for the existing power grid), according to the Environmental and Energy Study Institute, or EESI1.
Rapid adaptation to changing demand requirements (e.g., weeks, not years to add new generating capacity where and when it is needed).
Ability to by-pass transmission line and substation bottlenecks in congested service areas.
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

EUROSITE POWER INC.

Energy and Products Portfolio

We will provide the same full range of CHP product and energy options that are provided by American DG Energy, including:

Energy Sales

Energy Producing Products

Turnkey Installation Energy Producing Products with Incentives
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

Guaranteed lower price for energy
Only pay for the energy they use
No capital costs for equipment, engineering and installation
No equipment operating costs for fuel and maintenance
Immediate cash flow improvement
Significant green impact by the reduction of carbon produced
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

EUROSITE POWER INC.
Outstanding Equity Awards for Directors at Fiscal Year-End

The following table sets forth information with respect to outstanding equity awards to directors as of December 31, 2012:

	Option awards				Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date	Number of shares of stock that have not vested (#)	Market value of shares of stock that have not vested ($)(1)

John N. Hatsopoulos (1)	25,000	75,000	0.90	1/15/2021	—	—
Barry J. Sanders (2)	375,000	1,125,000	0.90	1/15/2021	—	—
Dr. Ahmed F. Ghoniem (3)	25,000	75,000	0.90	6/13/2021	—	—
James C. Devas (4)	25,000	75,000	0.90	6/13/2021	—	—
Bruno Meier (5)	25,000	75,000	0.90	6/13/2021	—	—
Joan Giacinti	—	—	—	—	—	—

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

EUROSITE POWER INC.

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

EUROSITE POWER INC.

Distributed generation refers to the application of small-scale energy production systems, including electricity generators, at locations in close proximity to the end-use loads that they serve. Integrated energy systems, operating at user sites but interconnected to existing electric distribution networks, can reduce demand on the nation’s utility grid, increase energy efficiency, avoid the waste inherent in long distance wire and cable transmission of electricity, reduce air pollution and greenhouse gas emissions, and protect against power outages, while,in most cases, significantly lowering utility costs for power users and building operators.

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

Greatly increased overall energy efficiency (up to 90% versus less than 33% for the existing power grid), according to the Environmental and Energy Study Institute, or EESI1.
Rapid adaptation to changing demand requirements (e.g., weeks, not years to add new generating capacity where and when it is needed).
Ability to by-pass transmission line and substation bottlenecks in congested service areas.
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

EUROSITE POWER INC.

Energy and Products Portfolio

We will provide the same full range of CHP product and energy options that are provided by American DG Energy, including:

Energy Sales

Energy Producing Products

Turnkey Installation Energy Producing Products with Incentives
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

Guaranteed lower price for energy
Only pay for the energy they use
No capital costs for equipment, engineering and installation
No equipment operating costs for fuel and maintenance
Immediate cash flow improvement
Significant green impact by the reduction of carbon produced
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

EUROSITE POWER INC.

Distributed generation refers to the application of small-scale energy production systems, including electricity generators, at locations in close proximity to the end-use loads that they serve. Integrated energy systems, operating at user sites but interconnected to existing electric distribution networks, can reduce demand on the nation’s utility grid, increase energy efficiency, avoid the waste inherent in long distance wire and cable transmission of electricity, reduce air pollution and greenhouse gas emissions, and protect against power outages, while,in most cases, significantly lowering utility costs for power users and building operators.

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

Greatly increased overall energy efficiency (up to 90% versus less than 33% for the existing power grid), according to the Environmental and Energy Study Institute, or EESI1.
Rapid adaptation to changing demand requirements (e.g., weeks, not years to add new generating capacity where and when it is needed).
Ability to by-pass transmission line and substation bottlenecks in congested service areas.
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

EUROSITE POWER INC.

Energy and Products Portfolio

We will provide the same full range of CHP product and energy options that are provided by American DG Energy, including:

Energy Sales

Energy Producing Products

Turnkey Installation Energy Producing Products with Incentives
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

Guaranteed lower price for energy
Only pay for the energy they use
No capital costs for equipment, engineering and installation
No equipment operating costs for fuel and maintenance
Immediate cash flow improvement
Significant green impact by the reduction of carbon produced
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

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

Mr. Hamblyn has a service agreement governed by and construed in accordance with the laws of England and Wales. Mr. Hamblyn’s service agreement includes a basic salary of £101,500 per annum for the performance of his duties and a first year bonus of £10,150. In addition Mr. Hamblyn shall be entitled to receive five hundred and fifty British Pounds sterling (£550) per month to purchase benefits such as medical, pension and vehicle of his choosing, of which he shall provide appropriate evidence to the Company in respect of such benefits obtained. The Company, or Mr. Hamblyn, may terminate the employment by giving to the other six month notice in writing.

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

As of December 31, 2012, there were 3,590,000 outstanding option awards granted pursuant to the 2011 Stock Option and Incentive Plan, of which 897,500 had vested. Our option awards contain certain accelerated vesting due to acquisition provisions, which are described below. The option awards that would vest for each named executive officer if a change-in control were to occur are disclosed under the section titled “Outstanding Equity Awards at Fiscal Year-End”.

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

EUROSITE POWER INC.

Distributed generation refers to the application of small-scale energy production systems, including electricity generators, at locations in close proximity to the end-use loads that they serve. Integrated energy systems, operating at user sites but interconnected to existing electric distribution networks, can reduce demand on the nation’s utility grid, increase energy efficiency, avoid the waste inherent in long distance wire and cable transmission of electricity, reduce air pollution and greenhouse gas emissions, and protect against power outages, while,in most cases, significantly lowering utility costs for power users and building operators.

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

Greatly increased overall energy efficiency (up to 90% versus less than 33% for the existing power grid), according to the Environmental and Energy Study Institute, or EESI1.
Rapid adaptation to changing demand requirements (e.g., weeks, not years to add new generating capacity where and when it is needed).
Ability to by-pass transmission line and substation bottlenecks in congested service areas.
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

EUROSITE POWER INC.

Energy and Products Portfolio

We will provide the same full range of CHP product and energy options that are provided by American DG Energy, including:

Energy Sales

Energy Producing Products

Turnkey Installation Energy Producing Products with Incentives
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

Guaranteed lower price for energy
Only pay for the energy they use
No capital costs for equipment, engineering and installation
No equipment operating costs for fuel and maintenance
Immediate cash flow improvement
Significant green impact by the reduction of carbon produced
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

EUROSITE POWER INC.

Distributed generation refers to the application of small-scale energy production systems, including electricity generators, at locations in close proximity to the end-use loads that they serve. Integrated energy systems, operating at user sites but interconnected to existing electric distribution networks, can reduce demand on the nation’s utility grid, increase energy efficiency, avoid the waste inherent in long distance wire and cable transmission of electricity, reduce air pollution and greenhouse gas emissions, and protect against power outages, while,in most cases, significantly lowering utility costs for power users and building operators.

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

Greatly increased overall energy efficiency (up to 90% versus less than 33% for the existing power grid), according to the Environmental and Energy Study Institute, or EESI1.
Rapid adaptation to changing demand requirements (e.g., weeks, not years to add new generating capacity where and when it is needed).
Ability to by-pass transmission line and substation bottlenecks in congested service areas.
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

EUROSITE POWER INC.

Energy and Products Portfolio

We will provide the same full range of CHP product and energy options that are provided by American DG Energy, including:

Energy Sales

Energy Producing Products

Turnkey Installation Energy Producing Products with Incentives
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

Guaranteed lower price for energy
Only pay for the energy they use
No capital costs for equipment, engineering and installation
No equipment operating costs for fuel and maintenance
Immediate cash flow improvement
Significant green impact by the reduction of carbon produced
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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 31, 2013, certain information with respect to the beneficial ownership of the Company's Common Stock by (1) any person (including any “group” as set forth in Section 13(d)(3) of the Exchange Act, known by us to be the beneficial owner of more than 5% of any class of our Common Stock, (2) each director, (3) each of the named executive officers and (4) all of our current directors and executive officers as a group. The percentages in the following table are based on 56,747,100 shares of Common Stock issued and outstanding as of December 31, 2012.

Name and address of beneficial owner	Number of Shares Beneficially Owned	% of Shares Beneficially Owned

5% Stockholders:
American DG Energy Inc. (1)	45,000,000	79.3%
Nettlestone Enterprises Limited (2)	5,830,000	10.3%

Directors & Officers: (3)
John N. Hatsopoulos (4)	52,500	0.1%
Barry J. Sanders (5)	375,000	0.7%
Anthony S. Loumidis (6)	68,750	0.1%
Paul J. Hamblyn	—	—%
Dr. Ahmed F. Ghoniem	—	—%
James C. Devas	—	—%
Bruno Meier	—	—%
Joan Giacinti	—	—%
All executive officers and directors as a group (8 persons)	496,250	0.9%

(1)	The address of American DG Energy Inc. is 45 First Avenue, Waltham, Massachusetts 02451.

(2)
Includes 5,830,000 shares of Common Stock. The address of Nettlestone Enterprises Limited is: P.O. Box 665 Roseneath, The Grange, St. Peter Port, Guernsey GY1-3SJ, Channel Islands. Messrs. M.T.R Betley, M.S. Heyworth and J.R. Plimley are the directors of the company and may be deemed to exercise voting and/or dispositive power with respect to these shares.

(3)	The address of the directors and officers listed in the table above is: c/o EuroSite Power Inc., 45 First Avenue, Waltham, Massachusetts 02451.

(4)
Includes: (a) 27,500 shares of common stock, par value $0.001 per share, held by John N. Hatsopoulos and (b) options to purchase 25,000 shares of common stock exercisable within 60 days of March 31, 2013.

(5)	Includes options to purchase 375,000 shares of common stock exercisable within 60 days of March 31, 2013.

(6)	Includes options to purchase 68,750 shares of common stock exercisable within 60 days of March 31, 2013.

Equity Compensation Plans

The following table provides information as of December 31, 2012, regarding common stock that may be issued under the company’s equity compensation plans. Information is included for both equity compensation plans approved by the

EUROSITE POWER INC.

Item 1. Business.

General

EuroSite Power Inc., or the Company, we, our or us, has been organized to distribute, own and operate clean, on-site energy systems that produce electricity, hot water, heat and cooling in the United Kingdom and Europe. Our business model is to own the equipment that we install at customers’ facilities and to sell the energy produced by these systems to the customers on a long-term contractual basis at prices guaranteed to the customer to be below conventional utility rates. We call this business the EuroSite Power “On-Site Utility”. As of December 31, 2011, the Company did not have any installations in the United Kingdom or Europe.

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

EUROSITE POWER INC.

Distributed generation refers to the application of small-scale energy production systems, including electricity generators, at locations in close proximity to the end-use loads that they serve. Integrated energy systems, operating at user sites but interconnected to existing electric distribution networks, can reduce demand on the nation’s utility grid, increase energy efficiency, avoid the waste inherent in long distance wire and cable transmission of electricity, reduce air pollution and greenhouse gas emissions, and protect against power outages, while,in most cases, significantly lowering utility costs for power users and building operators.

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

Greatly increased overall energy efficiency (up to 90% versus less than 33% for the existing power grid), according to the Environmental and Energy Study Institute, or EESI1.
Rapid adaptation to changing demand requirements (e.g., weeks, not years to add new generating capacity where and when it is needed).
Ability to by-pass transmission line and substation bottlenecks in congested service areas.
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

EUROSITE POWER INC.

Energy and Products Portfolio

We will provide the same full range of CHP product and energy options that are provided by American DG Energy, including:

Energy Sales

Energy Producing Products

Turnkey Installation Energy Producing Products with Incentives
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

Guaranteed lower price for energy
Only pay for the energy they use
No capital costs for equipment, engineering and installation
No equipment operating costs for fuel and maintenance
Immediate cash flow improvement
Significant green impact by the reduction of carbon produced
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

EUROSITE POWER INC.

Distributed generation refers to the application of small-scale energy production systems, including electricity generators, at locations in close proximity to the end-use loads that they serve. Integrated energy systems, operating at user sites but interconnected to existing electric distribution networks, can reduce demand on the nation’s utility grid, increase energy efficiency, avoid the waste inherent in long distance wire and cable transmission of electricity, reduce air pollution and greenhouse gas emissions, and protect against power outages, while,in most cases, significantly lowering utility costs for power users and building operators.

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

Greatly increased overall energy efficiency (up to 90% versus less than 33% for the existing power grid), according to the Environmental and Energy Study Institute, or EESI1.
Rapid adaptation to changing demand requirements (e.g., weeks, not years to add new generating capacity where and when it is needed).
Ability to by-pass transmission line and substation bottlenecks in congested service areas.
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

EUROSITE POWER INC.

Energy and Products Portfolio

We will provide the same full range of CHP product and energy options that are provided by American DG Energy, including:

Energy Sales

Energy Producing Products

Turnkey Installation Energy Producing Products with Incentives
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

Guaranteed lower price for energy
Only pay for the energy they use
No capital costs for equipment, engineering and installation
No equipment operating costs for fuel and maintenance
Immediate cash flow improvement
Significant green impact by the reduction of carbon produced
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

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in second column)

Equity compensation plans approved by security holders	3,590,000	$0.90	910,000

Equity compensation plans not approved by security holders	—	$—	—
Total	3,590,000	$0.90	910,000

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The Company expects to purchase the majority of its energy equipment from American DG Energy, its parent. American DG Energy owns a 79.3% of the Common Stock of the Company. American DG Energy purchases energy equipment primarily from Tecogen, an affiliate of the Company, which manufactures natural gas, engine-driven commercial and industrial cooling and cogeneration systems, and from Ilios, a majority owned subsidiary of Tecogen which is developing a line of ultra-high-efficiency heating products, such as a high efficiency water heater, that provides twice the efficiency of conventional boilers, based on management estimates, for commercial and industrial applications utilizing advanced thermodynamic principles.

American DG Energy, GlenRose Instruments, Tecogen and Ilios, are affiliated companies by virtue of common ownership. Specifically, John N. Hatsopoulos who is the Chairman of the Company is: (a) the Chief Executive Officer and director of American DG Energy and holds 10.8% of the company’s common stock, (b) the Chief Executive Officer and director of Tecogen and holds 27.3% of the company’s common stock, (c) a director of Ilios and holds 7.3% of the company’s common stock, and (d) the Chairman of GlenRose Instruments and holds 15.7% of the company’s common stock. Dr. George N. Hatsopoulos, who is John N. Hatsopoulos’ brother, is: (a) a director of American DG Energy and holds 14.3% of the company’s common stock, (b) a director of Tecogen and holds 26.0% of the company’s common stock, (c) an investor in Ilios and holds 2.9% of the company’s common stock and (d) a director of GlenRose Instruments and holds 15.7% of the company’s common stock.

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

Barry J. Sanders, the Company’s Chief Executive Officer, is also the President and Chief Operating Officer of American DG Energy and devotes part of his business time to the affairs of American DG Energy. His salary is paid by American DG Energy but a portion is reimbursed by the Company according to the requirements of the business in a given week at a fully burdened hourly rate of $123. On average, Mr. Sanders spends approximately 25% of his business time on the affairs of the Company, but such amount varies widely depending on the needs of the business and is expected to increase as the business of the Company develops.

EUROSITE POWER INC.

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

EUROSITE POWER INC.

Distributed generation refers to the application of small-scale energy production systems, including electricity generators, at locations in close proximity to the end-use loads that they serve. Integrated energy systems, operating at user sites but interconnected to existing electric distribution networks, can reduce demand on the nation’s utility grid, increase energy efficiency, avoid the waste inherent in long distance wire and cable transmission of electricity, reduce air pollution and greenhouse gas emissions, and protect against power outages, while,in most cases, significantly lowering utility costs for power users and building operators.

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

Greatly increased overall energy efficiency (up to 90% versus less than 33% for the existing power grid), according to the Environmental and Energy Study Institute, or EESI1.
Rapid adaptation to changing demand requirements (e.g., weeks, not years to add new generating capacity where and when it is needed).
Ability to by-pass transmission line and substation bottlenecks in congested service areas.
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

EUROSITE POWER INC.

Energy and Products Portfolio

We will provide the same full range of CHP product and energy options that are provided by American DG Energy, including:

Energy Sales

Energy Producing Products

Turnkey Installation Energy Producing Products with Incentives
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

Guaranteed lower price for energy
Only pay for the energy they use
No capital costs for equipment, engineering and installation
No equipment operating costs for fuel and maintenance
Immediate cash flow improvement
Significant green impact by the reduction of carbon produced
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

EUROSITE POWER INC.

Distributed generation refers to the application of small-scale energy production systems, including electricity generators, at locations in close proximity to the end-use loads that they serve. Integrated energy systems, operating at user sites but interconnected to existing electric distribution networks, can reduce demand on the nation’s utility grid, increase energy efficiency, avoid the waste inherent in long distance wire and cable transmission of electricity, reduce air pollution and greenhouse gas emissions, and protect against power outages, while,in most cases, significantly lowering utility costs for power users and building operators.

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

Greatly increased overall energy efficiency (up to 90% versus less than 33% for the existing power grid), according to the Environmental and Energy Study Institute, or EESI1.
Rapid adaptation to changing demand requirements (e.g., weeks, not years to add new generating capacity where and when it is needed).
Ability to by-pass transmission line and substation bottlenecks in congested service areas.
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

EUROSITE POWER INC.

Energy and Products Portfolio

We will provide the same full range of CHP product and energy options that are provided by American DG Energy, including:

Energy Sales

Energy Producing Products

Turnkey Installation Energy Producing Products with Incentives
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

Guaranteed lower price for energy
Only pay for the energy they use
No capital costs for equipment, engineering and installation
No equipment operating costs for fuel and maintenance
Immediate cash flow improvement
Significant green impact by the reduction of carbon produced
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

EUROSITE POWER INC.

Anthony S. Loumidis, the Company’s Chief Financial Officer, devotes part of his business time to the affairs of American DG Energy, GlenRose Instruments, Tecogen and Ilios. His salary is paid by American DG Energy but a portion is reimbursed by GlenRose Instruments and by the Company according to the requirements of the business in a given week at a fully burdened hourly rate of $111. On average, Mr. Loumidis spends approximately 15% of his business time on the affairs of the Company, but such amount varies widely depending on the needs of the business and is expected to increase as the business of the Company develops. Mr. Loumidis resigned as Vice President and Treasurer of Tecogen effective December 31, 2012.

The Company’s headquarters are located in Waltham, Massachusetts and consist of 3,282 square feet of office and storage space that are leased from Tecogen and shared with American DG Energy. The lease expires on March 31, 2014. American DG Energy is not currently charging the Company for utilizing its share of office space in the United States since it believes it is insignificant. The Company currently does not occupy any office space in the United Kingdom or Europe but intends to do so in the future. The Company believes that its facilities are appropriate and adequate for its current needs.

Director Independence

The Company’s policy is that a majority of our Board of Directors shall be “independent” in accordance with NYSE MKT rules (even though the Company is not currently subject to those requirements) including, in the judgment of the Board of Directors, the requirement that such directors have no material relationship with the Company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the Company). The following is a non-exclusive list of persons who shall not be considered independent:

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

Under the Company’s independence standards, the following directors are independent: Mr. Bruno Meier, Mr. Ahmed F. Ghoniem, Mr. James Devas and Mr. Joan Giacinti.

EUROSITE POWER INC.

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

EUROSITE POWER INC.

Distributed generation refers to the application of small-scale energy production systems, including electricity generators, at locations in close proximity to the end-use loads that they serve. Integrated energy systems, operating at user sites but interconnected to existing electric distribution networks, can reduce demand on the nation’s utility grid, increase energy efficiency, avoid the waste inherent in long distance wire and cable transmission of electricity, reduce air pollution and greenhouse gas emissions, and protect against power outages, while,in most cases, significantly lowering utility costs for power users and building operators.

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

Greatly increased overall energy efficiency (up to 90% versus less than 33% for the existing power grid), according to the Environmental and Energy Study Institute, or EESI1.
Rapid adaptation to changing demand requirements (e.g., weeks, not years to add new generating capacity where and when it is needed).
Ability to by-pass transmission line and substation bottlenecks in congested service areas.
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

EUROSITE POWER INC.

Energy and Products Portfolio

We will provide the same full range of CHP product and energy options that are provided by American DG Energy, including:

Energy Sales

Energy Producing Products

Turnkey Installation Energy Producing Products with Incentives
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

Guaranteed lower price for energy
Only pay for the energy they use
No capital costs for equipment, engineering and installation
No equipment operating costs for fuel and maintenance
Immediate cash flow improvement
Significant green impact by the reduction of carbon produced
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

EUROSITE POWER INC.

Distributed generation refers to the application of small-scale energy production systems, including electricity generators, at locations in close proximity to the end-use loads that they serve. Integrated energy systems, operating at user sites but interconnected to existing electric distribution networks, can reduce demand on the nation’s utility grid, increase energy efficiency, avoid the waste inherent in long distance wire and cable transmission of electricity, reduce air pollution and greenhouse gas emissions, and protect against power outages, while,in most cases, significantly lowering utility costs for power users and building operators.

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

Greatly increased overall energy efficiency (up to 90% versus less than 33% for the existing power grid), according to the Environmental and Energy Study Institute, or EESI1.
Rapid adaptation to changing demand requirements (e.g., weeks, not years to add new generating capacity where and when it is needed).
Ability to by-pass transmission line and substation bottlenecks in congested service areas.
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

EUROSITE POWER INC.

Energy and Products Portfolio

We will provide the same full range of CHP product and energy options that are provided by American DG Energy, including:

Energy Sales

Energy Producing Products

Turnkey Installation Energy Producing Products with Incentives
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

Guaranteed lower price for energy
Only pay for the energy they use
No capital costs for equipment, engineering and installation
No equipment operating costs for fuel and maintenance
Immediate cash flow improvement
Significant green impact by the reduction of carbon produced
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

EUROSITE POWER INC.

Item 14. Principal Accountant Fees and Services.

The following table summarizes fees billed to the Company by McGladrey LLP, for professional services rendered for the period ended December 31, 2012:

	2012	2011
Audit Fees	$58,500	$37,268
Audit-Related Fees	18,453	—
Tax Fees	—	6,500
All Other Fees	—	—
Total	$76,953	$43,768

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

Audit Committee Approval of Fees. Our Audit Committee approved all audit-related fees listed above provided by McGladrey LLP, to us during the year ended December 31, 2012.

EUROSITE POWER INC.

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

EUROSITE POWER INC.

Distributed generation refers to the application of small-scale energy production systems, including electricity generators, at locations in close proximity to the end-use loads that they serve. Integrated energy systems, operating at user sites but interconnected to existing electric distribution networks, can reduce demand on the nation’s utility grid, increase energy efficiency, avoid the waste inherent in long distance wire and cable transmission of electricity, reduce air pollution and greenhouse gas emissions, and protect against power outages, while,in most cases, significantly lowering utility costs for power users and building operators.

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

Greatly increased overall energy efficiency (up to 90% versus less than 33% for the existing power grid), according to the Environmental and Energy Study Institute, or EESI1.
Rapid adaptation to changing demand requirements (e.g., weeks, not years to add new generating capacity where and when it is needed).
Ability to by-pass transmission line and substation bottlenecks in congested service areas.
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

EUROSITE POWER INC.

Energy and Products Portfolio

We will provide the same full range of CHP product and energy options that are provided by American DG Energy, including:

Energy Sales

Energy Producing Products

Turnkey Installation Energy Producing Products with Incentives
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

Guaranteed lower price for energy
Only pay for the energy they use
No capital costs for equipment, engineering and installation
No equipment operating costs for fuel and maintenance
Immediate cash flow improvement
Significant green impact by the reduction of carbon produced
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

EUROSITE POWER INC.

Distributed generation refers to the application of small-scale energy production systems, including electricity generators, at locations in close proximity to the end-use loads that they serve. Integrated energy systems, operating at user sites but interconnected to existing electric distribution networks, can reduce demand on the nation’s utility grid, increase energy efficiency, avoid the waste inherent in long distance wire and cable transmission of electricity, reduce air pollution and greenhouse gas emissions, and protect against power outages, while,in most cases, significantly lowering utility costs for power users and building operators.

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

Greatly increased overall energy efficiency (up to 90% versus less than 33% for the existing power grid), according to the Environmental and Energy Study Institute, or EESI1.
Rapid adaptation to changing demand requirements (e.g., weeks, not years to add new generating capacity where and when it is needed).
Ability to by-pass transmission line and substation bottlenecks in congested service areas.
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

EUROSITE POWER INC.

Energy and Products Portfolio

We will provide the same full range of CHP product and energy options that are provided by American DG Energy, including:

Energy Sales

Energy Producing Products

Turnkey Installation Energy Producing Products with Incentives
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

Guaranteed lower price for energy
Only pay for the energy they use
No capital costs for equipment, engineering and installation
No equipment operating costs for fuel and maintenance
Immediate cash flow improvement
Significant green impact by the reduction of carbon produced
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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011

Consolidated Statements of Operations for the years ended December 31, 2012 and December 31, 2011

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2012 and December 31, 2011

Consolidated Statements of Cash Flows for the years ended December 31, 2012 and December 31, 2011

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

EUROSITE POWER INC.

Distributed generation refers to the application of small-scale energy production systems, including electricity generators, at locations in close proximity to the end-use loads that they serve. Integrated energy systems, operating at user sites but interconnected to existing electric distribution networks, can reduce demand on the nation’s utility grid, increase energy efficiency, avoid the waste inherent in long distance wire and cable transmission of electricity, reduce air pollution and greenhouse gas emissions, and protect against power outages, while,in most cases, significantly lowering utility costs for power users and building operators.

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

Greatly increased overall energy efficiency (up to 90% versus less than 33% for the existing power grid), according to the Environmental and Energy Study Institute, or EESI1.
Rapid adaptation to changing demand requirements (e.g., weeks, not years to add new generating capacity where and when it is needed).
Ability to by-pass transmission line and substation bottlenecks in congested service areas.
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

EUROSITE POWER INC.

Energy and Products Portfolio

We will provide the same full range of CHP product and energy options that are provided by American DG Energy, including:

Energy Sales

Energy Producing Products

Turnkey Installation Energy Producing Products with Incentives
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

Guaranteed lower price for energy
Only pay for the energy they use
No capital costs for equipment, engineering and installation
No equipment operating costs for fuel and maintenance
Immediate cash flow improvement
Significant green impact by the reduction of carbon produced
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

EUROSITE POWER INC.

Distributed generation refers to the application of small-scale energy production systems, including electricity generators, at locations in close proximity to the end-use loads that they serve. Integrated energy systems, operating at user sites but interconnected to existing electric distribution networks, can reduce demand on the nation’s utility grid, increase energy efficiency, avoid the waste inherent in long distance wire and cable transmission of electricity, reduce air pollution and greenhouse gas emissions, and protect against power outages, while,in most cases, significantly lowering utility costs for power users and building operators.

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

Greatly increased overall energy efficiency (up to 90% versus less than 33% for the existing power grid), according to the Environmental and Energy Study Institute, or EESI1.
Rapid adaptation to changing demand requirements (e.g., weeks, not years to add new generating capacity where and when it is needed).
Ability to by-pass transmission line and substation bottlenecks in congested service areas.
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

EUROSITE POWER INC.

Energy and Products Portfolio

We will provide the same full range of CHP product and energy options that are provided by American DG Energy, including:

Energy Sales

Energy Producing Products

Turnkey Installation Energy Producing Products with Incentives
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

Guaranteed lower price for energy
Only pay for the energy they use
No capital costs for equipment, engineering and installation
No equipment operating costs for fuel and maintenance
Immediate cash flow improvement
Significant green impact by the reduction of carbon produced
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

EUROSITE POWER INC.

(b)	Exhibits

3.1
Certificate of Incorporation, as amended and restated February 17, 2012 (incorporated by reference to Exhibit 3.2 to the Company’s Form 10, as amended, originally filed with the SEC on August 16, 2011).

3.2	Bylaws as amended and restated January 27, 2012 (incorporated by reference to Exhibit 3.4 to the Company’s Form 10, as amended, originally filed with the SEC on August 16, 2011).

4.1	Warrant to Nettlestone Enterprises Limited dated July 12, 2010 (incorporated by reference to Exhibit 4.1 to the Company’s Form 10, as amended, originally filed with the SEC on August 16, 2011).

4.2	Specimen Common Stock Certificate of EuroSite Power Inc.

4.3	Form of Warrant (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-1 (No. 333-182620) filed with the SEC on August 20, 2012).

4.4	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, filed with the SEC on November 26, 2012).

4.5	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K, filed with the SEC on November 26, 2012).

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

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Form 10, as amended, originally filed with the SEC on August 16, 2011).

21.1	List of subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Form 10, as amended, originally filed with the SEC on August 16, 2011).

23.1#	Consent of McGladrey LLP.

31.1#	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2#	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer (Furnished herewith).

101.1
The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders' Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements, tagged as blocks of text and in detail (Furnished herewith).

EUROSITE POWER INC.

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

EUROSITE POWER INC.

Distributed generation refers to the application of small-scale energy production systems, including electricity generators, at locations in close proximity to the end-use loads that they serve. Integrated energy systems, operating at user sites but interconnected to existing electric distribution networks, can reduce demand on the nation’s utility grid, increase energy efficiency, avoid the waste inherent in long distance wire and cable transmission of electricity, reduce air pollution and greenhouse gas emissions, and protect against power outages, while,in most cases, significantly lowering utility costs for power users and building operators.

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

Greatly increased overall energy efficiency (up to 90% versus less than 33% for the existing power grid), according to the Environmental and Energy Study Institute, or EESI1.
Rapid adaptation to changing demand requirements (e.g., weeks, not years to add new generating capacity where and when it is needed).
Ability to by-pass transmission line and substation bottlenecks in congested service areas.
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

EUROSITE POWER INC.

Energy and Products Portfolio

We will provide the same full range of CHP product and energy options that are provided by American DG Energy, including:

Energy Sales

Energy Producing Products

Turnkey Installation Energy Producing Products with Incentives
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

Guaranteed lower price for energy
Only pay for the energy they use
No capital costs for equipment, engineering and installation
No equipment operating costs for fuel and maintenance
Immediate cash flow improvement
Significant green impact by the reduction of carbon produced
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

EUROSITE POWER INC.

Distributed generation refers to the application of small-scale energy production systems, including electricity generators, at locations in close proximity to the end-use loads that they serve. Integrated energy systems, operating at user sites but interconnected to existing electric distribution networks, can reduce demand on the nation’s utility grid, increase energy efficiency, avoid the waste inherent in long distance wire and cable transmission of electricity, reduce air pollution and greenhouse gas emissions, and protect against power outages, while,in most cases, significantly lowering utility costs for power users and building operators.

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

Greatly increased overall energy efficiency (up to 90% versus less than 33% for the existing power grid), according to the Environmental and Energy Study Institute, or EESI1.
Rapid adaptation to changing demand requirements (e.g., weeks, not years to add new generating capacity where and when it is needed).
Ability to by-pass transmission line and substation bottlenecks in congested service areas.
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

EUROSITE POWER INC.

Energy and Products Portfolio

We will provide the same full range of CHP product and energy options that are provided by American DG Energy, including:

Energy Sales

Energy Producing Products

Turnkey Installation Energy Producing Products with Incentives
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

Guaranteed lower price for energy
Only pay for the energy they use
No capital costs for equipment, engineering and installation
No equipment operating costs for fuel and maintenance
Immediate cash flow improvement
Significant green impact by the reduction of carbon produced
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

EUROSITE POWER INC.

________________________________________

#	Filed herewith.

*	Management contract or compensatory plan or agreement.

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

EUROSITE POWER INC.

Distributed generation refers to the application of small-scale energy production systems, including electricity generators, at locations in close proximity to the end-use loads that they serve. Integrated energy systems, operating at user sites but interconnected to existing electric distribution networks, can reduce demand on the nation’s utility grid, increase energy efficiency, avoid the waste inherent in long distance wire and cable transmission of electricity, reduce air pollution and greenhouse gas emissions, and protect against power outages, while,in most cases, significantly lowering utility costs for power users and building operators.

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

Greatly increased overall energy efficiency (up to 90% versus less than 33% for the existing power grid), according to the Environmental and Energy Study Institute, or EESI1.
Rapid adaptation to changing demand requirements (e.g., weeks, not years to add new generating capacity where and when it is needed).
Ability to by-pass transmission line and substation bottlenecks in congested service areas.
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

EUROSITE POWER INC.

Energy and Products Portfolio

We will provide the same full range of CHP product and energy options that are provided by American DG Energy, including:

Energy Sales

Energy Producing Products

Turnkey Installation Energy Producing Products with Incentives
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

Guaranteed lower price for energy
Only pay for the energy they use
No capital costs for equipment, engineering and installation
No equipment operating costs for fuel and maintenance
Immediate cash flow improvement
Significant green impact by the reduction of carbon produced
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

EUROSITE POWER INC.

Distributed generation refers to the application of small-scale energy production systems, including electricity generators, at locations in close proximity to the end-use loads that they serve. Integrated energy systems, operating at user sites but interconnected to existing electric distribution networks, can reduce demand on the nation’s utility grid, increase energy efficiency, avoid the waste inherent in long distance wire and cable transmission of electricity, reduce air pollution and greenhouse gas emissions, and protect against power outages, while,in most cases, significantly lowering utility costs for power users and building operators.

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

Greatly increased overall energy efficiency (up to 90% versus less than 33% for the existing power grid), according to the Environmental and Energy Study Institute, or EESI1.
Rapid adaptation to changing demand requirements (e.g., weeks, not years to add new generating capacity where and when it is needed).
Ability to by-pass transmission line and substation bottlenecks in congested service areas.
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

EUROSITE POWER INC.

Energy and Products Portfolio

We will provide the same full range of CHP product and energy options that are provided by American DG Energy, including:

Energy Sales

Energy Producing Products

Turnkey Installation Energy Producing Products with Incentives
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

Guaranteed lower price for energy
Only pay for the energy they use
No capital costs for equipment, engineering and installation
No equipment operating costs for fuel and maintenance
Immediate cash flow improvement
Significant green impact by the reduction of carbon produced
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

Signature	Title	Date

/s/ John N. Hatsopoulos	Chairman of the Board and Director	April 1, 2013
John N. Hatsopoulos

/s/ Barry J. Sanders	Director, President and Chief Executive Officer	April 1, 2013
Barry J. Sanders	(Principal Executive Officer)

/s/ Anthony S. Loumidis	Treasurer, Secretary and Chief Financial Officer	April 1, 2013
Anthony S. Loumidis	(Principal Financial and Accounting Officer)

/s/ Ahmed F. Ghoniem	Director	April 1, 2013
Ahmed F. Ghoniem

/s/ James C. Devas	Director	April 1, 2013
James C. Devas

/s/ Bruno Meier	Director	April 1, 2013
Bruno Meier

/s/ Joan Giacinti	Director	April 1, 2013
Joan Giacinti

EUROSITE POWER INC.

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

EUROSITE POWER INC.

Distributed generation refers to the application of small-scale energy production systems, including electricity generators, at locations in close proximity to the end-use loads that they serve. Integrated energy systems, operating at user sites but interconnected to existing electric distribution networks, can reduce demand on the nation’s utility grid, increase energy efficiency, avoid the waste inherent in long distance wire and cable transmission of electricity, reduce air pollution and greenhouse gas emissions, and protect against power outages, while,in most cases, significantly lowering utility costs for power users and building operators.

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

Greatly increased overall energy efficiency (up to 90% versus less than 33% for the existing power grid), according to the Environmental and Energy Study Institute, or EESI1.
Rapid adaptation to changing demand requirements (e.g., weeks, not years to add new generating capacity where and when it is needed).
Ability to by-pass transmission line and substation bottlenecks in congested service areas.
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

EUROSITE POWER INC.

Energy and Products Portfolio

We will provide the same full range of CHP product and energy options that are provided by American DG Energy, including:

Energy Sales

Energy Producing Products

Turnkey Installation Energy Producing Products with Incentives
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

Guaranteed lower price for energy
Only pay for the energy they use
No capital costs for equipment, engineering and installation
No equipment operating costs for fuel and maintenance
Immediate cash flow improvement
Significant green impact by the reduction of carbon produced
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

EUROSITE POWER INC.

Distributed generation refers to the application of small-scale energy production systems, including electricity generators, at locations in close proximity to the end-use loads that they serve. Integrated energy systems, operating at user sites but interconnected to existing electric distribution networks, can reduce demand on the nation’s utility grid, increase energy efficiency, avoid the waste inherent in long distance wire and cable transmission of electricity, reduce air pollution and greenhouse gas emissions, and protect against power outages, while,in most cases, significantly lowering utility costs for power users and building operators.

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

Greatly increased overall energy efficiency (up to 90% versus less than 33% for the existing power grid), according to the Environmental and Energy Study Institute, or EESI1.
Rapid adaptation to changing demand requirements (e.g., weeks, not years to add new generating capacity where and when it is needed).
Ability to by-pass transmission line and substation bottlenecks in congested service areas.
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

EUROSITE POWER INC.

Energy and Products Portfolio

We will provide the same full range of CHP product and energy options that are provided by American DG Energy, including:

Energy Sales

Energy Producing Products

Turnkey Installation Energy Producing Products with Incentives
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

Guaranteed lower price for energy
Only pay for the energy they use
No capital costs for equipment, engineering and installation
No equipment operating costs for fuel and maintenance
Immediate cash flow improvement
Significant green impact by the reduction of carbon produced
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

EUROSITE POWER INC.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of

EuroSite Power Inc.

We have audited the accompanying consolidated balance sheets of EuroSite Power Inc. (the “Company”) as of December 31, 2012 and 2011 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of the Company at December 31, 2012 and 2011 and the results of their operations and their cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ MCGLADREY LLP

Boston, Massachusetts
April 1, 2013

EUROSITE POWER INC.

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

EUROSITE POWER INC.

Distributed generation refers to the application of small-scale energy production systems, including electricity generators, at locations in close proximity to the end-use loads that they serve. Integrated energy systems, operating at user sites but interconnected to existing electric distribution networks, can reduce demand on the nation’s utility grid, increase energy efficiency, avoid the waste inherent in long distance wire and cable transmission of electricity, reduce air pollution and greenhouse gas emissions, and protect against power outages, while,in most cases, significantly lowering utility costs for power users and building operators.

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

Greatly increased overall energy efficiency (up to 90% versus less than 33% for the existing power grid), according to the Environmental and Energy Study Institute, or EESI1.
Rapid adaptation to changing demand requirements (e.g., weeks, not years to add new generating capacity where and when it is needed).
Ability to by-pass transmission line and substation bottlenecks in congested service areas.
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

EUROSITE POWER INC.

Energy and Products Portfolio

We will provide the same full range of CHP product and energy options that are provided by American DG Energy, including:

Energy Sales

Energy Producing Products

Turnkey Installation Energy Producing Products with Incentives
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

Guaranteed lower price for energy
Only pay for the energy they use
No capital costs for equipment, engineering and installation
No equipment operating costs for fuel and maintenance
Immediate cash flow improvement
Significant green impact by the reduction of carbon produced
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

EUROSITE POWER INC.

Distributed generation refers to the application of small-scale energy production systems, including electricity generators, at locations in close proximity to the end-use loads that they serve. Integrated energy systems, operating at user sites but interconnected to existing electric distribution networks, can reduce demand on the nation’s utility grid, increase energy efficiency, avoid the waste inherent in long distance wire and cable transmission of electricity, reduce air pollution and greenhouse gas emissions, and protect against power outages, while,in most cases, significantly lowering utility costs for power users and building operators.

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

Greatly increased overall energy efficiency (up to 90% versus less than 33% for the existing power grid), according to the Environmental and Energy Study Institute, or EESI1.
Rapid adaptation to changing demand requirements (e.g., weeks, not years to add new generating capacity where and when it is needed).
Ability to by-pass transmission line and substation bottlenecks in congested service areas.
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

EUROSITE POWER INC.

Energy and Products Portfolio

We will provide the same full range of CHP product and energy options that are provided by American DG Energy, including:

Energy Sales

Energy Producing Products

Turnkey Installation Energy Producing Products with Incentives
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

Guaranteed lower price for energy
Only pay for the energy they use
No capital costs for equipment, engineering and installation
No equipment operating costs for fuel and maintenance
Immediate cash flow improvement
Significant green impact by the reduction of carbon produced
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

EUROSITE POWER INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$832,511	$2,338,783
Accounts receivable	8,443	—
Value added tax receivable	181,217	77,197
Inventory	1,173,729	137,976
Other current assets	10,294	19,721
Total current assets	2,206,194	2,573,677
Property, plant and equipment, net	1,526,948	4,576
TOTAL ASSETS	$3,733,142	$2,578,253

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$203,764	$57,349
Due to related party	124,206	—
Accrued expenses and other current liabilities	62,385	48,016
Total current liabilities	390,355	105,365
Total liabilities	390,355	105,365

Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 56,747,100 and 54,362,100 issued and outstanding at December 31, 2012 and December 31, 2011, respectively	56,747	54,362
Additional paid-in capital	6,472,697	3,839,753
Accumulated deficit	(3,186,657)	(1,421,227)
Total stockholders’ equity	3,342,787	2,472,888
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,733,142	$2,578,253

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

EUROSITE POWER INC.

Distributed generation refers to the application of small-scale energy production systems, including electricity generators, at locations in close proximity to the end-use loads that they serve. Integrated energy systems, operating at user sites but interconnected to existing electric distribution networks, can reduce demand on the nation’s utility grid, increase energy efficiency, avoid the waste inherent in long distance wire and cable transmission of electricity, reduce air pollution and greenhouse gas emissions, and protect against power outages, while,in most cases, significantly lowering utility costs for power users and building operators.

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

Greatly increased overall energy efficiency (up to 90% versus less than 33% for the existing power grid), according to the Environmental and Energy Study Institute, or EESI1.
Rapid adaptation to changing demand requirements (e.g., weeks, not years to add new generating capacity where and when it is needed).
Ability to by-pass transmission line and substation bottlenecks in congested service areas.
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

EUROSITE POWER INC.

Energy and Products Portfolio

We will provide the same full range of CHP product and energy options that are provided by American DG Energy, including:

Energy Sales

Energy Producing Products

Turnkey Installation Energy Producing Products with Incentives
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

Guaranteed lower price for energy
Only pay for the energy they use
No capital costs for equipment, engineering and installation
No equipment operating costs for fuel and maintenance
Immediate cash flow improvement
Significant green impact by the reduction of carbon produced
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

EUROSITE POWER INC.

Distributed generation refers to the application of small-scale energy production systems, including electricity generators, at locations in close proximity to the end-use loads that they serve. Integrated energy systems, operating at user sites but interconnected to existing electric distribution networks, can reduce demand on the nation’s utility grid, increase energy efficiency, avoid the waste inherent in long distance wire and cable transmission of electricity, reduce air pollution and greenhouse gas emissions, and protect against power outages, while,in most cases, significantly lowering utility costs for power users and building operators.

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

Greatly increased overall energy efficiency (up to 90% versus less than 33% for the existing power grid), according to the Environmental and Energy Study Institute, or EESI1.
Rapid adaptation to changing demand requirements (e.g., weeks, not years to add new generating capacity where and when it is needed).
Ability to by-pass transmission line and substation bottlenecks in congested service areas.
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

EUROSITE POWER INC.

Energy and Products Portfolio

We will provide the same full range of CHP product and energy options that are provided by American DG Energy, including:

Energy Sales

Energy Producing Products

Turnkey Installation Energy Producing Products with Incentives
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

Guaranteed lower price for energy
Only pay for the energy they use
No capital costs for equipment, engineering and installation
No equipment operating costs for fuel and maintenance
Immediate cash flow improvement
Significant green impact by the reduction of carbon produced
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

EUROSITE POWER INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31,

	2012	2011
Revenues
Energy revenues	$35,118	$—
Turnkey & other revenues	45,992	—
	81,110	—
Cost of sales
Fuel, maintenance and installation	63,338	—
Depreciation expense	6,329	—
	69,667	—
Gross profit	11,443	—
Operating expenses
General and administrative	1,087,653	854,502
Selling	608,964	527,253
Engineering	93,695	—
	1,790,312	1,381,755
Loss from operations	(1,778,869)	(1,381,755)
Other income (expense)
Interest and other income	13,439	333
Interest expense	—	—
	13,439	333
Loss before income taxes	(1,765,430)	(1,381,422)
Provision for state income taxes	—	—
Net loss	$(1,765,430)	$(1,381,422)

Net loss per share - basic and diluted	$(0.03)	$(0.03)
Weighted-average shares outstanding - basic and diluted	54,570,625	54,078,401

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

EUROSITE POWER INC.

Distributed generation refers to the application of small-scale energy production systems, including electricity generators, at locations in close proximity to the end-use loads that they serve. Integrated energy systems, operating at user sites but interconnected to existing electric distribution networks, can reduce demand on the nation’s utility grid, increase energy efficiency, avoid the waste inherent in long distance wire and cable transmission of electricity, reduce air pollution and greenhouse gas emissions, and protect against power outages, while,in most cases, significantly lowering utility costs for power users and building operators.

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

Greatly increased overall energy efficiency (up to 90% versus less than 33% for the existing power grid), according to the Environmental and Energy Study Institute, or EESI1.
Rapid adaptation to changing demand requirements (e.g., weeks, not years to add new generating capacity where and when it is needed).
Ability to by-pass transmission line and substation bottlenecks in congested service areas.
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

EUROSITE POWER INC.

Energy and Products Portfolio

We will provide the same full range of CHP product and energy options that are provided by American DG Energy, including:

Energy Sales

Energy Producing Products

Turnkey Installation Energy Producing Products with Incentives
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

Guaranteed lower price for energy
Only pay for the energy they use
No capital costs for equipment, engineering and installation
No equipment operating costs for fuel and maintenance
Immediate cash flow improvement
Significant green impact by the reduction of carbon produced
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

EUROSITE POWER INC.

Distributed generation refers to the application of small-scale energy production systems, including electricity generators, at locations in close proximity to the end-use loads that they serve. Integrated energy systems, operating at user sites but interconnected to existing electric distribution networks, can reduce demand on the nation’s utility grid, increase energy efficiency, avoid the waste inherent in long distance wire and cable transmission of electricity, reduce air pollution and greenhouse gas emissions, and protect against power outages, while,in most cases, significantly lowering utility costs for power users and building operators.

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

Greatly increased overall energy efficiency (up to 90% versus less than 33% for the existing power grid), according to the Environmental and Energy Study Institute, or EESI1.
Rapid adaptation to changing demand requirements (e.g., weeks, not years to add new generating capacity where and when it is needed).
Ability to by-pass transmission line and substation bottlenecks in congested service areas.
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

EUROSITE POWER INC.

Energy and Products Portfolio

We will provide the same full range of CHP product and energy options that are provided by American DG Energy, including:

Energy Sales

Energy Producing Products

Turnkey Installation Energy Producing Products with Incentives
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

Guaranteed lower price for energy
Only pay for the energy they use
No capital costs for equipment, engineering and installation
No equipment operating costs for fuel and maintenance
Immediate cash flow improvement
Significant green impact by the reduction of carbon produced
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

EUROSITE POWER INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock $0.001 Par Value
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2010	52,261,000	$52,261	$2,218,758	$(39,805)	$2,231,214
Sale of common stock, net of costs	1,250,000	1,250	1,147,151	—	1,148,401
Stock-based compensation expense	—	—	474,695	—	474,695
Common stock dividend declared, Note 8	851,100	851	(851)	—	—
Net loss	—	—	—	(1,381,422)	(1,381,422)
Balance at December 31, 2011	54,362,100	$54,362	$3,839,753	$(1,421,227)	$2,472,888

Sale of common stock, net of costs	2,385,000	2,385	2,136,908	—	2,139,293
Stock-based compensation expense	—	—	496,036	—	496,036
Net loss	—	—	—	(1,765,430)	(1,765,430)
Balance at December 31, 2012	56,747,100	$56,747	$6,472,697	$(3,186,657)	$3,342,787

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

EUROSITE POWER INC.

Distributed generation refers to the application of small-scale energy production systems, including electricity generators, at locations in close proximity to the end-use loads that they serve. Integrated energy systems, operating at user sites but interconnected to existing electric distribution networks, can reduce demand on the nation’s utility grid, increase energy efficiency, avoid the waste inherent in long distance wire and cable transmission of electricity, reduce air pollution and greenhouse gas emissions, and protect against power outages, while,in most cases, significantly lowering utility costs for power users and building operators.

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

Greatly increased overall energy efficiency (up to 90% versus less than 33% for the existing power grid), according to the Environmental and Energy Study Institute, or EESI1.
Rapid adaptation to changing demand requirements (e.g., weeks, not years to add new generating capacity where and when it is needed).
Ability to by-pass transmission line and substation bottlenecks in congested service areas.
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

EUROSITE POWER INC.

Energy and Products Portfolio

We will provide the same full range of CHP product and energy options that are provided by American DG Energy, including:

Energy Sales

Energy Producing Products

Turnkey Installation Energy Producing Products with Incentives
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

Guaranteed lower price for energy
Only pay for the energy they use
No capital costs for equipment, engineering and installation
No equipment operating costs for fuel and maintenance
Immediate cash flow improvement
Significant green impact by the reduction of carbon produced
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

EUROSITE POWER INC.

Distributed generation refers to the application of small-scale energy production systems, including electricity generators, at locations in close proximity to the end-use loads that they serve. Integrated energy systems, operating at user sites but interconnected to existing electric distribution networks, can reduce demand on the nation’s utility grid, increase energy efficiency, avoid the waste inherent in long distance wire and cable transmission of electricity, reduce air pollution and greenhouse gas emissions, and protect against power outages, while,in most cases, significantly lowering utility costs for power users and building operators.

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

Greatly increased overall energy efficiency (up to 90% versus less than 33% for the existing power grid), according to the Environmental and Energy Study Institute, or EESI1.
Rapid adaptation to changing demand requirements (e.g., weeks, not years to add new generating capacity where and when it is needed).
Ability to by-pass transmission line and substation bottlenecks in congested service areas.
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

EUROSITE POWER INC.

Energy and Products Portfolio

We will provide the same full range of CHP product and energy options that are provided by American DG Energy, including:

Energy Sales

Energy Producing Products

Turnkey Installation Energy Producing Products with Incentives
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

Guaranteed lower price for energy
Only pay for the energy they use
No capital costs for equipment, engineering and installation
No equipment operating costs for fuel and maintenance
Immediate cash flow improvement
Significant green impact by the reduction of carbon produced
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

EUROSITE POWER INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31,

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,765,430)	$(1,381,422)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,258	—
Stock-based compensation	496,036	474,695
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	(8,443)	—
Value added tax receivable	(104,020)	(77,197)
Inventory	(1,035,753)	(9,570)
Prepaid and other current assets	9,427	(19,721)
Increase (decrease) in:
Accounts payable	146,415	49,660
Due to related party	124,206	(122,720)
Accrued expenses and other current liabilities	14,369	46,682
Net cash used in operating activities	(2,111,935)	(1,039,593)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,533,630)	(4,576)
Net cash used in investing activities	(1,533,630)	(4,576)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net of costs	2,139,293	1,148,401
Net cash provided by financing activities	2,139,293	1,148,401
Net (decrease) increase in cash and cash equivalents	(1,506,272)	104,232
Cash and cash equivalents, beginning of the year	2,338,783	2,234,551
Cash and cash equivalents, end of the year	$832,511	$2,338,783

Non-cash financing activities:
Stock dividend declared	$—	$(851)

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

EUROSITE POWER INC.

Distributed generation refers to the application of small-scale energy production systems, including electricity generators, at locations in close proximity to the end-use loads that they serve. Integrated energy systems, operating at user sites but interconnected to existing electric distribution networks, can reduce demand on the nation’s utility grid, increase energy efficiency, avoid the waste inherent in long distance wire and cable transmission of electricity, reduce air pollution and greenhouse gas emissions, and protect against power outages, while,in most cases, significantly lowering utility costs for power users and building operators.

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

Greatly increased overall energy efficiency (up to 90% versus less than 33% for the existing power grid), according to the Environmental and Energy Study Institute, or EESI1.
Rapid adaptation to changing demand requirements (e.g., weeks, not years to add new generating capacity where and when it is needed).
Ability to by-pass transmission line and substation bottlenecks in congested service areas.
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

EUROSITE POWER INC.

Energy and Products Portfolio

We will provide the same full range of CHP product and energy options that are provided by American DG Energy, including:

Energy Sales

Energy Producing Products

Turnkey Installation Energy Producing Products with Incentives
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

Guaranteed lower price for energy
Only pay for the energy they use
No capital costs for equipment, engineering and installation
No equipment operating costs for fuel and maintenance
Immediate cash flow improvement
Significant green impact by the reduction of carbon produced
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

EUROSITE POWER INC.

Distributed generation refers to the application of small-scale energy production systems, including electricity generators, at locations in close proximity to the end-use loads that they serve. Integrated energy systems, operating at user sites but interconnected to existing electric distribution networks, can reduce demand on the nation’s utility grid, increase energy efficiency, avoid the waste inherent in long distance wire and cable transmission of electricity, reduce air pollution and greenhouse gas emissions, and protect against power outages, while,in most cases, significantly lowering utility costs for power users and building operators.

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

Greatly increased overall energy efficiency (up to 90% versus less than 33% for the existing power grid), according to the Environmental and Energy Study Institute, or EESI1.
Rapid adaptation to changing demand requirements (e.g., weeks, not years to add new generating capacity where and when it is needed).
Ability to by-pass transmission line and substation bottlenecks in congested service areas.
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

EUROSITE POWER INC.

Energy and Products Portfolio

We will provide the same full range of CHP product and energy options that are provided by American DG Energy, including:

Energy Sales

Energy Producing Products

Turnkey Installation Energy Producing Products with Incentives
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

Guaranteed lower price for energy
Only pay for the energy they use
No capital costs for equipment, engineering and installation
No equipment operating costs for fuel and maintenance
Immediate cash flow improvement
Significant green impact by the reduction of carbon produced
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

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary EuroSite Power Limited, a United Kingdom registered Company. On July 9, 2010, American DG Energy invested $45,000 in exchange for 45 million shares of the Company’s common stock, par value $0.001 per share, or Common Stock, and obtained controlling interest in the Company. Also on July 9, 2010, Nettlestone Enterprises Limited, invested $5,000 in exchange for 5 million shares of the Company’s Common Stock. As of December 31, 2012 American DG Energy owned an 79.3% interest in the Company and consolidates the Company into its financial statements in accordance with Generally Accepted Accounting Principles, or GAAP.

The Company’s operations are comprised of one business segment. The Company’s business is to sell energy in the form of electricity, heat, hot water and cooling to its customers under long-term sales agreements.

The Company has experienced total net losses since inception of $3.2 million. For the foreseeable future, the Company expects to experience continuing operating losses and negative cash flows from operations as its management executes its current business plan. The Company believes that its existing resources, including cash and cash equivalents, future cash flow from operations, its ability to control certain costs, including those related to general and administrative expenses, and the use of capital from its parent company, will be sufficient to meet the working capital requirements of its existing business for the foreseeable future, including the next 12 months; however, as the Company continues to grow its business by adding more energy systems, the cash requirements will increase. Beyond March 31, 2014, the Company may need to raise additional capital through a debt financing or use capital provided by its parent to meet its operating and capital needs. There can be no assurance, however, that the Company will be successful in these fund-raising efforts or that additional funds will be available on acceptable terms, if at all.

On November 30, 2012, the Company entered into subscription agreements with selected investors for the purchase of units consisting, in the aggregate of 1,510,000 shares of common stock and warrants. The common stock and the warrants were sold in units, at a price of $1.00 per unit, with each unit consisting of one share of common stock and a warrant to purchase one share of common stock at an exercise price of $1.00 per share.

In 2012, the Company raised a total of $2,139,293, net of costs, in a public offering and a private placement of Common Stock and warrants. If the Company is unable to raise additional capital in 2013 the Company may need to terminate certain of its employees and adjust its current business plan. Financial considerations may cause the Company to modify planned deployment of new energy systems and the Company may decide to suspend installations until it is able to secure additional working capital. The Company will evaluate possible acquisitions of, or investments in, businesses, technologies and products that are complementary to its business; however, the Company is not currently engaged in such discussions.

Foreign Currency Transactions

The functional currency and the reporting currency of the Company are the U.S. dollar. Transactions denominated in foreign currencies are translated into U.S. dollars at the exchange rate in effect on the date of the transactions.  Exchange gains or losses on transactions are included in the Consolidated Statements of Operations. Such amounts were immaterial for all periods presented.

EUROSITE POWER INC.

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

EUROSITE POWER INC.

Distributed generation refers to the application of small-scale energy production systems, including electricity generators, at locations in close proximity to the end-use loads that they serve. Integrated energy systems, operating at user sites but interconnected to existing electric distribution networks, can reduce demand on the nation’s utility grid, increase energy efficiency, avoid the waste inherent in long distance wire and cable transmission of electricity, reduce air pollution and greenhouse gas emissions, and protect against power outages, while,in most cases, significantly lowering utility costs for power users and building operators.

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

Greatly increased overall energy efficiency (up to 90% versus less than 33% for the existing power grid), according to the Environmental and Energy Study Institute, or EESI1.
Rapid adaptation to changing demand requirements (e.g., weeks, not years to add new generating capacity where and when it is needed).
Ability to by-pass transmission line and substation bottlenecks in congested service areas.
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

EUROSITE POWER INC.

Energy and Products Portfolio

We will provide the same full range of CHP product and energy options that are provided by American DG Energy, including:

Energy Sales

Energy Producing Products

Turnkey Installation Energy Producing Products with Incentives
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

Guaranteed lower price for energy
Only pay for the energy they use
No capital costs for equipment, engineering and installation
No equipment operating costs for fuel and maintenance
Immediate cash flow improvement
Significant green impact by the reduction of carbon produced
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

EUROSITE POWER INC.

Distributed generation refers to the application of small-scale energy production systems, including electricity generators, at locations in close proximity to the end-use loads that they serve. Integrated energy systems, operating at user sites but interconnected to existing electric distribution networks, can reduce demand on the nation’s utility grid, increase energy efficiency, avoid the waste inherent in long distance wire and cable transmission of electricity, reduce air pollution and greenhouse gas emissions, and protect against power outages, while,in most cases, significantly lowering utility costs for power users and building operators.

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

Greatly increased overall energy efficiency (up to 90% versus less than 33% for the existing power grid), according to the Environmental and Energy Study Institute, or EESI1.
Rapid adaptation to changing demand requirements (e.g., weeks, not years to add new generating capacity where and when it is needed).
Ability to by-pass transmission line and substation bottlenecks in congested service areas.
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

EUROSITE POWER INC.

Energy and Products Portfolio

We will provide the same full range of CHP product and energy options that are provided by American DG Energy, including:

Energy Sales

Energy Producing Products

Turnkey Installation Energy Producing Products with Incentives
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

Guaranteed lower price for energy
Only pay for the energy they use
No capital costs for equipment, engineering and installation
No equipment operating costs for fuel and maintenance
Immediate cash flow improvement
Significant green impact by the reduction of carbon produced
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

Revenue Recognition

Revenue from energy contracts is recognized when electricity, heat, and chilled water is produced by the cogeneration systems on-site. The Company bills each month based on various meter readings installed at each site. The amount of energy produced by on-site energy systems is invoiced, as determined by a contractually defined formula. Under certain energy contracts, the customer directly acquires the fuel to power the systems and receives credit for that expense from the Company. The credit is recorded as reduction of revenue and as a reduction of fuel cost. Revenues from operation, including shared savings are recorded when provided and verified. Maintenance service revenue is recognized over the term of the agreement and is billed on a monthly basis in arrears.

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

EUROSITE POWER INC.

Distributed generation refers to the application of small-scale energy production systems, including electricity generators, at locations in close proximity to the end-use loads that they serve. Integrated energy systems, operating at user sites but interconnected to existing electric distribution networks, can reduce demand on the nation’s utility grid, increase energy efficiency, avoid the waste inherent in long distance wire and cable transmission of electricity, reduce air pollution and greenhouse gas emissions, and protect against power outages, while,in most cases, significantly lowering utility costs for power users and building operators.

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

Greatly increased overall energy efficiency (up to 90% versus less than 33% for the existing power grid), according to the Environmental and Energy Study Institute, or EESI1.
Rapid adaptation to changing demand requirements (e.g., weeks, not years to add new generating capacity where and when it is needed).
Ability to by-pass transmission line and substation bottlenecks in congested service areas.
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

EUROSITE POWER INC.

Energy and Products Portfolio

We will provide the same full range of CHP product and energy options that are provided by American DG Energy, including:

Energy Sales

Energy Producing Products

Turnkey Installation Energy Producing Products with Incentives
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

Guaranteed lower price for energy
Only pay for the energy they use
No capital costs for equipment, engineering and installation
No equipment operating costs for fuel and maintenance
Immediate cash flow improvement
Significant green impact by the reduction of carbon produced
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

EUROSITE POWER INC.

Distributed generation refers to the application of small-scale energy production systems, including electricity generators, at locations in close proximity to the end-use loads that they serve. Integrated energy systems, operating at user sites but interconnected to existing electric distribution networks, can reduce demand on the nation’s utility grid, increase energy efficiency, avoid the waste inherent in long distance wire and cable transmission of electricity, reduce air pollution and greenhouse gas emissions, and protect against power outages, while,in most cases, significantly lowering utility costs for power users and building operators.

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

Greatly increased overall energy efficiency (up to 90% versus less than 33% for the existing power grid), according to the Environmental and Energy Study Institute, or EESI1.
Rapid adaptation to changing demand requirements (e.g., weeks, not years to add new generating capacity where and when it is needed).
Ability to by-pass transmission line and substation bottlenecks in congested service areas.
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

EUROSITE POWER INC.

Energy and Products Portfolio

We will provide the same full range of CHP product and energy options that are provided by American DG Energy, including:

Energy Sales

Energy Producing Products

Turnkey Installation Energy Producing Products with Incentives
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

Guaranteed lower price for energy
Only pay for the energy they use
No capital costs for equipment, engineering and installation
No equipment operating costs for fuel and maintenance
Immediate cash flow improvement
Significant green impact by the reduction of carbon produced
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

EUROSITE POWER INC.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of highly liquid cash equivalents. The Company has cash balances in certain financial institutions in amounts which occasionally exceed current deposit insurance limits. The financial stability of these institutions is continually reviewed by senior management. As of December 31, 2012, the Company had a balance of $832,511 in cash and cash equivalents and short-term investments. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Accounts Receivable

The Company maintains receivable balances with its customers. The Company reviews its customers’ credit history before extending credit and generally does not require collateral. An allowance for doubtful accounts is established based upon factors surrounding the credit risk of specific customers, historical trends and other information. Bad debt is written off when identified by management.

Inventory

Inventories are stated at the lower of cost or market, valued on a first-in, first-out basis. Inventory is reviewed periodically for slow-moving and obsolete items.

Supply Concentrations

The Company’s entire cogeneration unit purchases for the periods ending December 31, 2012 and 2011, respectively, were from one vendor (see “Note 5 - Related parties”). The Company believes there are sufficient alternative vendors available to ensure a constant supply of cogeneration units on comparable terms. However, in the event of a change in suppliers, there could be a delay in obtaining units which could result in a temporary slowdown of installing additional income producing sites. The Company believes there are sufficient alternative vendors available to ensure a constant supply of maintenance and installation services on comparable terms. However, in the event of a change of vendor, there could be a delay in installation or maintenance services.

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

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date based on the estimated fair value of the award and is recognized as an expense in the consolidated statements of operations over the requisite service period. The fair value of stock options granted is estimated using the Black-Scholes option pricing valuation model. The Company recognizes compensation on a straight-line basis for each separately vesting portion of the option award. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility was calculated based on the average volatility of 5 companies in the same industry as the Company. The average expected life is estimated using the simplified method for “plain vanilla” options. The simplified method determines the expected life in years based on the vesting period and contractual terms as set forth when the award is made. The Company uses the simplified method for awards of stock-based compensation since it does not have the necessary historical exercise and forfeiture data to determine an expected life for stock options. The risk-free interest rate is based on United States Treasury zero-coupon issues with a remaining term which approximates the expected life assumed at the date of grant. When options are exercised the Company normally issues new shares.

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

EUROSITE POWER INC.

Distributed generation refers to the application of small-scale energy production systems, including electricity generators, at locations in close proximity to the end-use loads that they serve. Integrated energy systems, operating at user sites but interconnected to existing electric distribution networks, can reduce demand on the nation’s utility grid, increase energy efficiency, avoid the waste inherent in long distance wire and cable transmission of electricity, reduce air pollution and greenhouse gas emissions, and protect against power outages, while,in most cases, significantly lowering utility costs for power users and building operators.

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

Greatly increased overall energy efficiency (up to 90% versus less than 33% for the existing power grid), according to the Environmental and Energy Study Institute, or EESI1.
Rapid adaptation to changing demand requirements (e.g., weeks, not years to add new generating capacity where and when it is needed).
Ability to by-pass transmission line and substation bottlenecks in congested service areas.
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

EUROSITE POWER INC.

Energy and Products Portfolio

We will provide the same full range of CHP product and energy options that are provided by American DG Energy, including:

Energy Sales

Energy Producing Products

Turnkey Installation Energy Producing Products with Incentives
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

Guaranteed lower price for energy
Only pay for the energy they use
No capital costs for equipment, engineering and installation
No equipment operating costs for fuel and maintenance
Immediate cash flow improvement
Significant green impact by the reduction of carbon produced
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

EUROSITE POWER INC.

Distributed generation refers to the application of small-scale energy production systems, including electricity generators, at locations in close proximity to the end-use loads that they serve. Integrated energy systems, operating at user sites but interconnected to existing electric distribution networks, can reduce demand on the nation’s utility grid, increase energy efficiency, avoid the waste inherent in long distance wire and cable transmission of electricity, reduce air pollution and greenhouse gas emissions, and protect against power outages, while,in most cases, significantly lowering utility costs for power users and building operators.

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

Greatly increased overall energy efficiency (up to 90% versus less than 33% for the existing power grid), according to the Environmental and Energy Study Institute, or EESI1.
Rapid adaptation to changing demand requirements (e.g., weeks, not years to add new generating capacity where and when it is needed).
Ability to by-pass transmission line and substation bottlenecks in congested service areas.
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

EUROSITE POWER INC.

Energy and Products Portfolio

We will provide the same full range of CHP product and energy options that are provided by American DG Energy, including:

Energy Sales

Energy Producing Products

Turnkey Installation Energy Producing Products with Incentives
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

Guaranteed lower price for energy
Only pay for the energy they use
No capital costs for equipment, engineering and installation
No equipment operating costs for fuel and maintenance
Immediate cash flow improvement
Significant green impact by the reduction of carbon produced
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

EUROSITE POWER INC.

See “Note 3 – Stockholders’ equity” for a summary of the stock option activity under our 2011 Stock Incentive Plan, as amended, and the UK Sub-Plan for the periods ending December 31, 2012 and 2011, respectively.

Loss per Common Share

The Company computes basic loss per share by dividing net loss for the period by the weighted-average number of shares of Common Stock outstanding during the period. The Company computes its diluted earnings per common share using the treasury stock method. For purposes of calculating diluted earnings per share, the Company considers its shares issuable in connection with stock options and warrants to be dilutive Common Stock equivalents when the exercise price is less than the average fair market value of the Company’s Common Stock for the period. For the period ending December 31, 2012, the Company excluded 6,097,525 anti-dilutive shares resulting from exercise of stock options and warrants, and for the period ended December 31, 2011, the Company excluded 4,000,000 anti-dilutive shares resulting from the exercise of stock options and warrants. All shares issuable for both periods were anti-dilutive because of the reported net loss.

Other Comprehensive Net Loss

The comprehensive net loss for the periods ending December 31, 2012 and 2011, respectively, does not differ from the reported loss.

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

Fair Value of Financial Instruments

The Company’s financial instruments are cash and cash equivalents. The recorded values of cash and cash equivalents approximate their fair values based on their short-term nature.

Note 2 — Inventory:

As of December 31, 2012 and 2011, the Company had $1,173,729 and $137,976, respectively, in inventory which consisted of finished goods. As of December 31, 2012 and 2011, there were no reserves recorded against inventory.

Note 3 — Stockholders’ equity:

Common Stock

In 2011 the Company raised $1,148,401, net of costs, in a private placement by issuing 1,250,000 shares of Common Stock to 4 accredited investors at a price of $1.00 per share.

On February 10, 2012, the Company announced that its Board of Directors declared a stock dividend of 10.0% per share on the outstanding shares of our Common Stock. The dividend was payable on March 12, 2012 to common stockholders of record at the close of business on February 24, 2012, except for shares held by American DG Energy, whose Board of Directors declined the dividend. The Company will also adjust the price of its outstanding stock option awards and warrants to $0.90 per share due to the payment of the dividend. The Company has retroactively applied this dividend to the December 31, 2011 financial statements. Prior to that transaction, the Company had paid no cash or stock dividends on its Common Stock. The Company currently expects to retain earnings for use in the operation and expansion of its business, and therefore does not anticipate paying any cash dividends in the foreseeable future.

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

EUROSITE POWER INC.

Distributed generation refers to the application of small-scale energy production systems, including electricity generators, at locations in close proximity to the end-use loads that they serve. Integrated energy systems, operating at user sites but interconnected to existing electric distribution networks, can reduce demand on the nation’s utility grid, increase energy efficiency, avoid the waste inherent in long distance wire and cable transmission of electricity, reduce air pollution and greenhouse gas emissions, and protect against power outages, while,in most cases, significantly lowering utility costs for power users and building operators.

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

Greatly increased overall energy efficiency (up to 90% versus less than 33% for the existing power grid), according to the Environmental and Energy Study Institute, or EESI1.
Rapid adaptation to changing demand requirements (e.g., weeks, not years to add new generating capacity where and when it is needed).
Ability to by-pass transmission line and substation bottlenecks in congested service areas.
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

EUROSITE POWER INC.

Energy and Products Portfolio

We will provide the same full range of CHP product and energy options that are provided by American DG Energy, including:

Energy Sales

Energy Producing Products

Turnkey Installation Energy Producing Products with Incentives
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

Guaranteed lower price for energy
Only pay for the energy they use
No capital costs for equipment, engineering and installation
No equipment operating costs for fuel and maintenance
Immediate cash flow improvement
Significant green impact by the reduction of carbon produced
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

EUROSITE POWER INC.

Distributed generation refers to the application of small-scale energy production systems, including electricity generators, at locations in close proximity to the end-use loads that they serve. Integrated energy systems, operating at user sites but interconnected to existing electric distribution networks, can reduce demand on the nation’s utility grid, increase energy efficiency, avoid the waste inherent in long distance wire and cable transmission of electricity, reduce air pollution and greenhouse gas emissions, and protect against power outages, while,in most cases, significantly lowering utility costs for power users and building operators.

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

Greatly increased overall energy efficiency (up to 90% versus less than 33% for the existing power grid), according to the Environmental and Energy Study Institute, or EESI1.
Rapid adaptation to changing demand requirements (e.g., weeks, not years to add new generating capacity where and when it is needed).
Ability to by-pass transmission line and substation bottlenecks in congested service areas.
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

EUROSITE POWER INC.

Energy and Products Portfolio

We will provide the same full range of CHP product and energy options that are provided by American DG Energy, including:

Energy Sales

Energy Producing Products

Turnkey Installation Energy Producing Products with Incentives
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

Guaranteed lower price for energy
Only pay for the energy they use
No capital costs for equipment, engineering and installation
No equipment operating costs for fuel and maintenance
Immediate cash flow improvement
Significant green impact by the reduction of carbon produced
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

EUROSITE POWER INC.

On November 30, 2012, the Company entered into subscription agreements with selected investors for the purchase of units consisting, in the aggregate, of 1,510,000 shares of its Common Stock and warrants to purchase 1,510,000 shares of its Common Stock. The subscription agreements provided for the purchase of the units at a purchase price of $1.00 per unit, and the warrants at an exercise price of $1.00 per share of Common Stock and an expiration date of November 30, 2013. Scarsdale Equities LLC, or Scarsdale, acted as placement agent, on a reasonable efforts basis, for the offering and received a placement fee in cash equal to 6.5% of the gross proceeds of the offering and 65,650 warrants with an exercise price of $1.00 per share of Common Stock that expire on November 30, 2013. The fair value of the warrants granted was estimated to be $7,738 using the Black-Scholes option pricing valuation model and was recorded in stockholder's equity in additional paid-in capital and as a cost of the financing as a deduction to the proceeds raised. The Company also reimbursed certain expenses incurred by Scarsdale in the offering. The offering was made pursuant to our registration statement on Form S-1, which became effective on October 24, 2012.

Also, on November 30, 2012, the Company entered into subscription agreements with selected investors for a private placement of units consisting, in the aggregate, of 875,000 shares of its Common Stock and warrants to purchase 875,000 shares of its Common Stock. The subscription agreements provided for the purchase of the units at a purchase price of $1.00 per unit, and the warrants at an exercise price of $1.00 per share of Common Stock and an expiration date of November 30, 2013. Scarsdale acted as placement agent, on a reasonable efforts basis, for the offering and received a placement fee in cash equal to 6.5% of the gross proceeds of the offering and 56,875 warrants with an exercise price of $1.00 per share of Common Stock that expire on November 30, 2013. The fair value of the warrants granted was estimated to be $6,703 using the Black-Scholes option pricing valuation model and was recorded in stockholder's equity in additional paid-in capital and as a cost of the financing as a deduction to the proceeds raised. The Company also reimbursed certain expenses incurred by Scarsdale in the offering. All investors were accredited investors, and such transactions were exempt from registration under the Securities Act under Section 4(2).

The holders of Common Stock have the right to vote their interest on a per share basis. At December 31, 2012, there were 56,747,100 shares of Common Stock outstanding.

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

Stock options vest based upon the terms within the individual option grants, usually over a four year period with an acceleration of the unvested portion of such options upon a liquidity event, as defined in the Company’s stock option agreement. The options are not transferable except by will or domestic relations order. The option price per share under the Amended Plan is not less than the fair value of the shares on the date of the grant. The number of securities remaining available for future issuance under the Amended Plan was 910,000 at December 31, 2012.

On January 15, 2011, the Company granted nonqualified options to purchase 2,100,000 shares of Common Stock to five employees and two directors at a purchase price of $1.00 per share, however, as a result of the 10.0% dividend issued on March 12, 2012, the purchase price was retroactively adjusted to $0.90 per share.Those options have a vesting schedule of four years and expire in ten years. The assumptions used in the Black-Scholes option pricing model include an expected life of 6.25 years, a risk-free interest rate of 2.7% and an expected volatility of 32.8%. The fair value of the options issued was $790,908, with a grant date fair value of $0.38 per option.

On June 13, 2011, the Company granted nonqualified options to purchase 300,000 shares of Common Stock to three directors at a purchase price of $1.00 per share, however, as a result of the 10.0% dividend issued on March 12, 2012, the purchase price was retroactively adjusted to $0.90 per share. Those options have a vesting schedule of four years and expire in ten years. The assumptions used in the Black-Scholes option pricing model include an expected life of 6.25 years, a risk-free interest rate of 2.3% and an expected volatility of 32.4%. The fair value of the options issued was $109,304, with a grant date fair value of $0.36 per option.

On November 3, 2011, the Company granted its managing director options to purchase 900,000 shares of common stock at purchase price of $1.00 per share and granted to the three members of its advisory board options to purchase 300,000 shares of common stock at purchase price of $1.00 per share, however, as a result of the 10.0% dividend issued on March 12,

EUROSITE POWER INC.

Item 1. Business.

General

EuroSite Power Inc., or the Company, we, our or us, has been organized to distribute, own and operate clean, on-site energy systems that produce electricity, hot water, heat and cooling in the United Kingdom and Europe. Our business model is to own the equipment that we install at customers’ facilities and to sell the energy produced by these systems to the customers on a long-term contractual basis at prices guaranteed to the customer to be below conventional utility rates. We call this business the EuroSite Power “On-Site Utility”. As of December 31, 2011, the Company did not have any installations in the United Kingdom or Europe.

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

EUROSITE POWER INC.

Distributed generation refers to the application of small-scale energy production systems, including electricity generators, at locations in close proximity to the end-use loads that they serve. Integrated energy systems, operating at user sites but interconnected to existing electric distribution networks, can reduce demand on the nation’s utility grid, increase energy efficiency, avoid the waste inherent in long distance wire and cable transmission of electricity, reduce air pollution and greenhouse gas emissions, and protect against power outages, while,in most cases, significantly lowering utility costs for power users and building operators.

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

Greatly increased overall energy efficiency (up to 90% versus less than 33% for the existing power grid), according to the Environmental and Energy Study Institute, or EESI1.
Rapid adaptation to changing demand requirements (e.g., weeks, not years to add new generating capacity where and when it is needed).
Ability to by-pass transmission line and substation bottlenecks in congested service areas.
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

EUROSITE POWER INC.

Energy and Products Portfolio

We will provide the same full range of CHP product and energy options that are provided by American DG Energy, including:

Energy Sales

Energy Producing Products

Turnkey Installation Energy Producing Products with Incentives
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

Guaranteed lower price for energy
Only pay for the energy they use
No capital costs for equipment, engineering and installation
No equipment operating costs for fuel and maintenance
Immediate cash flow improvement
Significant green impact by the reduction of carbon produced
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

EUROSITE POWER INC.

Distributed generation refers to the application of small-scale energy production systems, including electricity generators, at locations in close proximity to the end-use loads that they serve. Integrated energy systems, operating at user sites but interconnected to existing electric distribution networks, can reduce demand on the nation’s utility grid, increase energy efficiency, avoid the waste inherent in long distance wire and cable transmission of electricity, reduce air pollution and greenhouse gas emissions, and protect against power outages, while,in most cases, significantly lowering utility costs for power users and building operators.

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

Greatly increased overall energy efficiency (up to 90% versus less than 33% for the existing power grid), according to the Environmental and Energy Study Institute, or EESI1.
Rapid adaptation to changing demand requirements (e.g., weeks, not years to add new generating capacity where and when it is needed).
Ability to by-pass transmission line and substation bottlenecks in congested service areas.
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

EUROSITE POWER INC.

Energy and Products Portfolio

We will provide the same full range of CHP product and energy options that are provided by American DG Energy, including:

Energy Sales

Energy Producing Products

Turnkey Installation Energy Producing Products with Incentives
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

Guaranteed lower price for energy
Only pay for the energy they use
No capital costs for equipment, engineering and installation
No equipment operating costs for fuel and maintenance
Immediate cash flow improvement
Significant green impact by the reduction of carbon produced
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

EUROSITE POWER INC.

2012, the purchase price was retroactively adjusted to $0.90 per share. Those options have a vesting schedule of four years and expire in ten years and were made under the UK Sub-Plan to the Company’s 2011 Stock Incentive Plan. The assumptions used in the Black-Scholes option pricing model include an expected life of 6.25 years, a risk-free interest rate of 1.5% and an expected volatility of 33.1%. The fair value of the options issued was $423,400, with a grant date fair value of $0.35 per option.

At December 31, 2012, the Company had 3,590,000 options outstanding and recognized employee non-cash compensation expense of $496,036 related to the issuance of those stock options for the year ended December 31, 2012. At December 31, 2012, the total compensation cost related to unvested stock option awards not yet recognized was $463,149. This amount will be recognized over the weighted average period of 2.34 years.

Stock option activity for the years ended December 31, 2012 and 2011 was as follows:

Common Stock Options	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Outstanding, December 31, 2010	—	$—	$—		$—
Granted	3,600,000	0.90	0.90
Exercised	—	—	—
Canceled	—	—	—
Expired	—	—	—
Outstanding, December 31, 2011	3,600,000	$0.90	$0.90	9.3 years	$—
Exercisable, December 31, 2011	—		$—		$—
Vested and expected to vest, December 31, 2011	3,600,000		$0.90		$—

Outstanding, December 31, 2011	3,600,000	$0.90	$0.90	9.3 years	$—
Granted	—	—	—
Exercised	—	—	—
Canceled	(10,000)	0.90	0.90
Expired	—	—	—		—
Outstanding, December 31, 2012	3,590,000	$0.90	$0.90	8.3 years	$359,000
Exercisable, December 31, 2012	897,500		$0.90		$89,750
Vested and expected to vest, December 31, 2012	3,590,000		$0.90		$359,000

The aggregate intrinsic value of options outstanding as of December 31, 2012 is calculated as the difference between the exercise price of the underlying options that were in-the-money as of that date and the fair market value of the Common Stock as determined by the Company using Accounting Standards Codification 820 as guidance on the definition of fair market value. Options that were not in-the-money as of that date, and therefore have a negative intrinsic value, have been excluded from this amount.

Note 4 — Earnings per share:

Basic and diluted earnings per share for the years ended December 31, 2012 and 2011 was as follows:

	2012	2011
Earnings per share
Loss available to stockholders	$(1,765,430)	$(1,381,422)

Weighted average shares outstanding - Basic and diluted	54,570,625	54,078,401
Basic and diluted loss per share	$(0.03)	$(0.03)

Shares underlying warrants outstanding	2,507,525	400,000
Shares underlying stock options outstanding	3,590,000	3,600,000

EUROSITE POWER INC.

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

EUROSITE POWER INC.

Distributed generation refers to the application of small-scale energy production systems, including electricity generators, at locations in close proximity to the end-use loads that they serve. Integrated energy systems, operating at user sites but interconnected to existing electric distribution networks, can reduce demand on the nation’s utility grid, increase energy efficiency, avoid the waste inherent in long distance wire and cable transmission of electricity, reduce air pollution and greenhouse gas emissions, and protect against power outages, while,in most cases, significantly lowering utility costs for power users and building operators.

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

Greatly increased overall energy efficiency (up to 90% versus less than 33% for the existing power grid), according to the Environmental and Energy Study Institute, or EESI1.
Rapid adaptation to changing demand requirements (e.g., weeks, not years to add new generating capacity where and when it is needed).
Ability to by-pass transmission line and substation bottlenecks in congested service areas.
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

EUROSITE POWER INC.

Energy and Products Portfolio

We will provide the same full range of CHP product and energy options that are provided by American DG Energy, including:

Energy Sales

Energy Producing Products

Turnkey Installation Energy Producing Products with Incentives
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

Guaranteed lower price for energy
Only pay for the energy they use
No capital costs for equipment, engineering and installation
No equipment operating costs for fuel and maintenance
Immediate cash flow improvement
Significant green impact by the reduction of carbon produced
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

EUROSITE POWER INC.

Distributed generation refers to the application of small-scale energy production systems, including electricity generators, at locations in close proximity to the end-use loads that they serve. Integrated energy systems, operating at user sites but interconnected to existing electric distribution networks, can reduce demand on the nation’s utility grid, increase energy efficiency, avoid the waste inherent in long distance wire and cable transmission of electricity, reduce air pollution and greenhouse gas emissions, and protect against power outages, while,in most cases, significantly lowering utility costs for power users and building operators.

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

Greatly increased overall energy efficiency (up to 90% versus less than 33% for the existing power grid), according to the Environmental and Energy Study Institute, or EESI1.
Rapid adaptation to changing demand requirements (e.g., weeks, not years to add new generating capacity where and when it is needed).
Ability to by-pass transmission line and substation bottlenecks in congested service areas.
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

EUROSITE POWER INC.

Energy and Products Portfolio

We will provide the same full range of CHP product and energy options that are provided by American DG Energy, including:

Energy Sales

Energy Producing Products

Turnkey Installation Energy Producing Products with Incentives
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

Guaranteed lower price for energy
Only pay for the energy they use
No capital costs for equipment, engineering and installation
No equipment operating costs for fuel and maintenance
Immediate cash flow improvement
Significant green impact by the reduction of carbon produced
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

EUROSITE POWER INC.

The Common stock dividend has been retroactively applied to the period ended December 31, 2011.

Note 5 — Related parties:

The Company expects to purchase the majority of its energy equipment from American DG Energy, its parent. American DG Energy owns a 79.3% of the Common Stock of the Company. American DG Energy purchases energy equipment primarily from Tecogen, an affiliate of the Company, which manufactures natural gas, engine-driven commercial and industrial cooling and cogeneration systems, and from Ilios Inc., or Ilios, a majority owned subsidiary of Tecogen which is developing a line of ultra-high-efficiency heating products, such as a high efficiency water heater, that provides twice the efficiency of conventional boilers, based on management estimates, for commercial and industrial applications utilizing advanced thermodynamic principles.

American DG Energy, GlenRose Instruments, Tecogen and Ilios, are affiliated companies by virtue of common ownership. Specifically, John N. Hatsopoulos who is the Chairman of the Company is: (a) the Chief Executive Officer and director of American DG Energy and holds 10.8% of the company’s common stock, (b) the Chief Executive Officer and director of Tecogen and holds 27.3% of the company’s common stock, (c) a director of Ilios and holds 7.3% of the company’s common stock, and (d) the Chairman of GlenRose Instruments and holds 15.7% of the company’s common stock. Dr. George N. Hatsopoulos, who is John N. Hatsopoulos’ brother, is: (a) a director of American DG Energy and holds 14.3% of the company’s common stock, (b) a director of Tecogen and holds 26.0% of the company’s common stock, (c) an investor in Ilios and holds 2.9% of the company’s common stock and (d) a director of GlenRose Instruments and holds 15.7% of the company’s common stock.

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

Barry J. Sanders, the Company’s Chief Executive Officer, is also the President and Chief Operating Officer of American DG Energy and devotes part of his business time to the affairs of American DG Energy. His salary is paid by American DG Energy but a portion is reimbursed by the Company according to the requirements of the business in a given week at a fully burdened hourly rate of $123. On average, Mr. Sanders spends approximately 25% of his business time on the affairs of the Company, but such amount varies widely depending on the needs of the business and is expected to increase as the business of the Company develops.

Anthony S. Loumidis, the Company’s Chief Financial Officer, devotes part of his business time to the affairs of American DG Energy, GlenRose Instruments, Tecogen and Ilios. His salary is paid by American DG Energy but a portion is reimbursed by GlenRose Instruments and by the Company according to the requirements of the business in a given week at a fully burdened hourly rate of $111. On average, Mr. Loumidis spends approximately 15% of his business time on the affairs of the Company, but such amount varies widely depending on the needs of the business and is expected to increase as the business of the Company develops. Mr. Loumidis resigned as Vice President and Treasurer of Tecogen effective December 31, 2012.

The Company’s headquarters are located in Waltham, Massachusetts and consist of 3,282 square feet of office and storage space that are leased from Tecogen and shared with American DG Energy. The lease expires on March 31, 2014. American DG Energy is not currently charging the Company for utilizing its share of office space in the United States since it believes it is insignificant. The Company currently does not occupy any office space in the United Kingdom or Europe but intends to do so in the future. The Company believes that its facilities are appropriate and adequate for its current needs.

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

EUROSITE POWER INC.

Distributed generation refers to the application of small-scale energy production systems, including electricity generators, at locations in close proximity to the end-use loads that they serve. Integrated energy systems, operating at user sites but interconnected to existing electric distribution networks, can reduce demand on the nation’s utility grid, increase energy efficiency, avoid the waste inherent in long distance wire and cable transmission of electricity, reduce air pollution and greenhouse gas emissions, and protect against power outages, while,in most cases, significantly lowering utility costs for power users and building operators.

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

Greatly increased overall energy efficiency (up to 90% versus less than 33% for the existing power grid), according to the Environmental and Energy Study Institute, or EESI1.
Rapid adaptation to changing demand requirements (e.g., weeks, not years to add new generating capacity where and when it is needed).
Ability to by-pass transmission line and substation bottlenecks in congested service areas.
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

EUROSITE POWER INC.

Energy and Products Portfolio

We will provide the same full range of CHP product and energy options that are provided by American DG Energy, including:

Energy Sales

Energy Producing Products

Turnkey Installation Energy Producing Products with Incentives
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

Guaranteed lower price for energy
Only pay for the energy they use
No capital costs for equipment, engineering and installation
No equipment operating costs for fuel and maintenance
Immediate cash flow improvement
Significant green impact by the reduction of carbon produced
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

EUROSITE POWER INC.

Distributed generation refers to the application of small-scale energy production systems, including electricity generators, at locations in close proximity to the end-use loads that they serve. Integrated energy systems, operating at user sites but interconnected to existing electric distribution networks, can reduce demand on the nation’s utility grid, increase energy efficiency, avoid the waste inherent in long distance wire and cable transmission of electricity, reduce air pollution and greenhouse gas emissions, and protect against power outages, while,in most cases, significantly lowering utility costs for power users and building operators.

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

Greatly increased overall energy efficiency (up to 90% versus less than 33% for the existing power grid), according to the Environmental and Energy Study Institute, or EESI1.
Rapid adaptation to changing demand requirements (e.g., weeks, not years to add new generating capacity where and when it is needed).
Ability to by-pass transmission line and substation bottlenecks in congested service areas.
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

EUROSITE POWER INC.

Energy and Products Portfolio

We will provide the same full range of CHP product and energy options that are provided by American DG Energy, including:

Energy Sales

Energy Producing Products

Turnkey Installation Energy Producing Products with Incentives
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

Guaranteed lower price for energy
Only pay for the energy they use
No capital costs for equipment, engineering and installation
No equipment operating costs for fuel and maintenance
Immediate cash flow improvement
Significant green impact by the reduction of carbon produced
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

Note 7 — Income taxes:

The Company did not record any income tax benefit or tax provision at December 31, 2012 and 2011, respectively. A reconciliation of federal statutory income tax provision to the Company’s actual provision for the years ended December 31, 2012 and 2011, respectively, is as follows:

	2012	2011
Benefit at federal statutory tax rate	$(599,000)	$(469,000)
Foreign rate differential	122,076	55,330
Unbenefited operating losses	476,924	413,670
Tax expense	$—	$—

The component of net deferred tax assets recognized in the accompanying consolidated balance sheets at December 31, 2012 and 2011, respectively, is as follows:

	2012	2011
Net operating loss carryforwards	$578,000	$396,000
Accrued expenses and other	340,000	186,000
Valuation allowance	(918,000)	(582,000)
Net deferred tax asset	$—	$—

As of December 31, 2012, the Company has federal and state loss carryforwards of approximately $574,000 and $113,000, respectively, which may be used to offset future federal and state taxable income, expiring at various dates through 2032. In addition, as of December 31, 2012 the Company had foreign loss carryforwards of 1,625,000 which may be used to offset future foreign taxable income. Management has determined that it is more likely than not that the Company will not recognize the benefits of the federal and state deferred tax assets and as a result has recorded a valuation allowance against the entire deferred tax asset. If the Company should generate sustained future taxable income, against which these tax attributes may be recognized, some portion or all of the valuation allowance would be reversed.

The Company adopted FIN 48 at inception. The adoption of this statement had no effect on the Company’s financial position. The Company has no uncertain tax positions as of either the date of adoption, or as of December 31, 2012. The Company joins in the filing of a federal consolidated return with its parent company, American DG Energy Inc.

The Company's federal and state net operating losses could be limited to the extent that there are significant changes in ownership of the Company's stock. The company has not assessed the impacts of these limitations on its tax attributes.

EUROSITE POWER INC.

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

EUROSITE POWER INC.

Distributed generation refers to the application of small-scale energy production systems, including electricity generators, at locations in close proximity to the end-use loads that they serve. Integrated energy systems, operating at user sites but interconnected to existing electric distribution networks, can reduce demand on the nation’s utility grid, increase energy efficiency, avoid the waste inherent in long distance wire and cable transmission of electricity, reduce air pollution and greenhouse gas emissions, and protect against power outages, while,in most cases, significantly lowering utility costs for power users and building operators.

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

Greatly increased overall energy efficiency (up to 90% versus less than 33% for the existing power grid), according to the Environmental and Energy Study Institute, or EESI1.
Rapid adaptation to changing demand requirements (e.g., weeks, not years to add new generating capacity where and when it is needed).
Ability to by-pass transmission line and substation bottlenecks in congested service areas.
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

EUROSITE POWER INC.

Energy and Products Portfolio

We will provide the same full range of CHP product and energy options that are provided by American DG Energy, including:

Energy Sales

Energy Producing Products

Turnkey Installation Energy Producing Products with Incentives
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

Guaranteed lower price for energy
Only pay for the energy they use
No capital costs for equipment, engineering and installation
No equipment operating costs for fuel and maintenance
Immediate cash flow improvement
Significant green impact by the reduction of carbon produced
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

EUROSITE POWER INC.

Distributed generation refers to the application of small-scale energy production systems, including electricity generators, at locations in close proximity to the end-use loads that they serve. Integrated energy systems, operating at user sites but interconnected to existing electric distribution networks, can reduce demand on the nation’s utility grid, increase energy efficiency, avoid the waste inherent in long distance wire and cable transmission of electricity, reduce air pollution and greenhouse gas emissions, and protect against power outages, while,in most cases, significantly lowering utility costs for power users and building operators.

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

Greatly increased overall energy efficiency (up to 90% versus less than 33% for the existing power grid), according to the Environmental and Energy Study Institute, or EESI1.
Rapid adaptation to changing demand requirements (e.g., weeks, not years to add new generating capacity where and when it is needed).
Ability to by-pass transmission line and substation bottlenecks in congested service areas.
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

EUROSITE POWER INC.

Energy and Products Portfolio

We will provide the same full range of CHP product and energy options that are provided by American DG Energy, including:

Energy Sales

Energy Producing Products

Turnkey Installation Energy Producing Products with Incentives
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

Guaranteed lower price for energy
Only pay for the energy they use
No capital costs for equipment, engineering and installation
No equipment operating costs for fuel and maintenance
Immediate cash flow improvement
Significant green impact by the reduction of carbon produced
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

EUROSITE POWER INC.

Note 8 — Subsequent events:

On March 20, 2013, the Company granted to a director options to purchase 100,000 shares of Common Stock, to a consultant options to purchase 50,000 shares of Common Stock, and to five employees options to purchase 68,000 shares of Common Stock at a purchase price of $0.90 per share. Those options have a vesting schedule of 4 years and expire in 10 years.
The Company has evaluated subsequent events through the date of this filing and determined that no other subsequent events occurred that would require recognition in the consolidated financial statements or disclosure in the notes thereto.