Form 10-K/A
period 2012-12-31
EUROSITE POWER INC.
filed 2013-04-08
CIK 1528103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A
(Amendment No. 1)

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

i

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

WARNING CONCERNING FORWARD-LOOKING STATEMENTS

THIS ANNUAL REPORT ON FORM 10-K/A CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER FEDERAL SECURITIES LAWS. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, AND ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS.

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

SEE “ITEM 1A. RISK FACTORS,” “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” AND “BUSINESS,” AS WELL AS OTHER SECTIONS IN THIS REPORT, THAT DISCUSS SOME OF THE FACTORS THAT COULD CONTRIBUTE TO THESE DIFFERENCES. THE FORWARD-LOOKING STATEMENTS MADE IN THIS ANNUAL REPORT ON FORM 10-K/A RELATE ONLY TO EVENTS AS OF THE DATE OF WHICH THE STATEMENTS ARE MADE. EXCEPT AS REQUIRED BY LAW, WE UNDERTAKE NO OBLIGATION TO UPDATE OR RELEASE ANY FORWARD- LOOKING STATEMENTS AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

ii

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K of EuroSite Power Inc., or the Company, for the fiscal year ended December 31, 2012 filed on April 1, 2013, or the Original Filing, is being filed to refile the Company's Annual Report in its entirety to correct an inadvertent technical error in uploading the form to the SEC website. The amended Form 10-K is identical to the form that was intended to be uploaded.

Unless indicated otherwise, the disclosures in this Amendment No. 1 continue to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that have occurred after the Original Filing, or to modify or update those disclosures affected by subsequent events.

iii

EUROSITE POWER INC.

ANNUAL REPORT ON FORM 10-K/A
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

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

We intend to supply cogeneration systems that are capable of meeting the demands of commercial users and that can be connected to the existing utility grid. Specific advantages of the Company’s On-Site Utility approach of multiple energy services, compared with traditional centralized generation and distribution of electricity alone, include the following:

•
Greatly increased overall energy efficiency (up to 90% versus less than 33% for the existing power grid), according to the Environmental and Energy Study Institute, or EESI (see Environmental and Energy Study Institute (EESI), Energy Generation and Distribution Efficiency, http://www.eesi.org/generation_distribution. This website address and any other website addresses included in this Annual Report on Form 10-K/A are included as textual references only and the information in such websites is not incorporated by reference into this Annual Report on Form 10-K/A).

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

EUROSITE POWER INC.

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

EUROSITE POWER INC.

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

EUROSITE POWER INC.

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

EUROSITE POWER INC.

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

EUROSITE POWER INC.

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

Item 1A. Risk Factors.

An investment in our common stock, $.001 per value per share, or Common Stock, involves a high degree of risk. The following risk factors should be considered carefully in addition to the other information contained in this Annual Report on Form 10-K/A. The risks below are not the only ones facing the Company. Additional risks not currently known to us or that we currently deem immaterial may also adversely affect us.

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

EUROSITE POWER INC.

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

EUROSITE POWER INC.

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

EUROSITE POWER INC.

Risks Relating to Our Common Stock

Our common Stock is not currently traded at high volume, and you may be unable to sell at or near ask prices or at all if you need to sell or liquidate a substantial number of shares at one time.

Our common stock is currently traded, but with very low, if any, volume, based on quotations on the OTCQB tier of OTC Markets, meaning that the number of persons interested in purchasing our common stock at or near bid prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors including the fact that we are a small company which is still unknown to investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our securities until such time as we became more seasoned and viable. In addition, many institutional investors, which account for significant trading activity, are restricted from investing in stocks that trade below specified prices, have less than specified market capitalizations, or have less than specified trading volume. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that trading levels will be sustained.

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

EUROSITE POWER INC.

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

On February 10, 2012, we announced that our Board of Directors declared a stock dividend of 10% per share on the outstanding shares of our common stock. The dividend was payable on March 12, 2012, to common stockholders of record at the close of business on February 24, 2012, except for shares held by American DG Energy, whose Board of Directors declined the dividend. We have retroactively applied this dividend to the December 31, 2011, financial statements presented in this Annual Report on Form 10-K/A. Prior to that transaction, we had paid no cash or stock dividends on our common stock. We currently expect to retain earnings for use in the operation and expansion of our business, and therefore do not anticipate paying any cash dividends in the foreseeable future. In addition, the terms of any future debt or credit facility may preclude us from paying any cash dividends. As a result, capital appreciation, if any, of our common stock will be the sole source of gain for our stockholders for the foreseeable future.

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

EUROSITE POWER INC.

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

EUROSITE POWER INC.

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

Dividends

On February 10, 2012, we announced that our Board of Directors declared a stock dividend of 10% per share on the outstanding shares of our Common Stock. The dividend was payable on March 12, 2012 to common stockholders of record at the close of business on February 24, 2012, except for shares held by American DG Energy, whose Board of Directors declined the dividend. We have retroactively applied this dividend to the December 31, 2011 financial statements presented in this Annual Report on Form 10-K/A. Prior to that transaction, we had paid no cash or stock dividends on our Common Stock. We currently expect to retain earnings for use in the operation and expansion of our business, and therefore do not anticipate paying any cash dividends in the foreseeable future. In addition, the terms of any future debt or credit facility may preclude us from paying any cash dividends. As a result, capital appreciation, if any, of our Common Stock will be the sole source of gain for our stockholders for the foreseeable future.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K/A. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K/A, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review “Item 1A. Risk Factors” beginning on page 10 of this Annual Report on Form 10-K/A

EUROSITE POWER INC.

for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Item 8. Financial Statements and Supplementary Data.

The information required by this item is included in Item 15 of this Annual Report on Form 10-K/A.

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

101.1
The following materials from the Company's Annual Report on Form 10-K/A for the year ended December 31, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders' Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements, tagged as blocks of text and in detail (Furnished herewith).

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

Signature	Title	Date

/s/ John N. Hatsopoulos	Chairman of the Board and Director	April 8, 2013
John N. Hatsopoulos

/s/ Barry J. Sanders	Director, President and Chief Executive Officer	April 8, 2013
Barry J. Sanders	(Principal Executive Officer)

/s/ Anthony S. Loumidis	Treasurer, Secretary and Chief Financial Officer	April 8, 2013
Anthony S. Loumidis	(Principal Financial and Accounting Officer)

/s/ Ahmed F. Ghoniem	Director	April 8, 2013
Ahmed F. Ghoniem

/s/ James C. Devas	Director	April 8, 2013
James C. Devas

/s/ Bruno Meier	Director	April 8, 2013
Bruno Meier

/s/ Joan Giacinti	Director	April 8, 2013
Joan Giacinti

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