Form 10-Q
period 2013-03-31
EUROSITE POWER INC.
filed 2013-05-15
CIK 1528103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

or

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
____________________________________________________________________________

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

Large accelerated filer ☐	Accelerated filer ☐
Non –accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Title of each class	Outstanding at March 31, 2013
Common Stock, $0.001 par value	56,747,100

EUROSITE POWER INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDING MARCH 31, 2013

References in this Form 10-Q to “we”, “us”, “our”, the “Company” and “EuroSite Power” refers to EuroSite Power Inc. and its consolidated subsidiaries, unless otherwise noted.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

EUROSITE POWER INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of March 31, 2013 and December 31, 2012 (unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$624,920	$832,511
Accounts receivable	31,820	8,443
Value added tax receivable	468,550	181,217
Inventory	1,240,794	1,173,729
Other current assets	32,025	10,294
Total current assets	2,398,109	2,206,194
Property, plant and equipment, net	2,351,291	1,526,948
TOTAL ASSETS	$4,749,400	$3,733,142

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$581,383	$203,764
Due to related party	88,397	124,206
Parent note payable	1,100,000	—
Accrued expenses and other current liabilities	18,338	62,385
Total current liabilities	1,788,118	390,355
Total liabilities	1,788,118	390,355

Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 56,747,100 issued and outstanding at March 31, 2013 and December 31, 2012, respectively	56,747	56,747
Additional paid-in capital	6,495,934	6,472,697
Accumulated deficit	(3,591,399)	(3,186,657)
Total stockholders’ equity	2,961,282	3,342,787

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,749,400	$3,733,142

See Notes to unaudited Condensed Consolidated Financial Statements

EUROSITE POWER INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2013 and March 31, 2012

	Three Months Ended
	March 31, 2013	March 31, 2012
	(unaudited)	(unaudited)
Revenues
Energy revenues	$117,108	$—
Turnkey & other revenues	—	—
	117,108	—
Cost of sales
Fuel, maintenance and installation	94,470	—
Depreciation expense	15,164	—
	109,634	—
Gross profit	7,474	—

Operating expenses
General and administrative	195,266	379,162
Selling	181,218	12,550
Engineering	31,709	—
	408,193	391,712
Loss from operations	(400,719)	(391,712)
Other income (expense)
Interest and other income	1,230	4,968
Interest expense	(5,253)	—
	(4,023)	4,968

Loss before income taxes	(404,742)	(386,744)
Provision for income taxes	—	—
Net loss	$(404,742)	$(386,744)

Net loss per share - basic and diluted	$(0.01)	$(0.01)
Weighted-average shares outstanding - basic and diluted	56,747,100	54,362,100

See Notes to unaudited Condensed Consolidated Financial Statements

EUROSITE POWER INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2013 and March 31, 2012

	Three Months Ended
	March 31, 2013	March 31, 2012
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(404,742)	$(386,744)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,164	—
Stock-based compensation	27,795	129,970
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(23,377)	—
Value added tax receivable	(287,333)	(74,440)
Inventory	(67,065)	(290,873)
Prepaid and other current assets	(21,731)	(24,063)
Increase (decrease) in:
Accounts payable	377,619	70,506
Due to related party	(35,809)	—
Accrued expenses and other current liabilities	(44,047)	(34,813)
Net cash used in operating activities	(463,526)	(610,457)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(839,507)	1,446
Net cash (used in) provided by investing activities	(839,507)	1,446

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net of costs	(4,558)	—
Proceeds from parent note	1,100,000	—
Net cash provided by financing activities	1,095,442	—

Net (decrease) increase in cash and cash equivalents	(207,591)	(609,011)
Cash and cash equivalents, beginning of the period	832,511	2,338,783
Cash and cash equivalents, end of the period	$624,920	$1,729,772

See Notes to unaudited Condensed Consolidated Financial Statements

EUROSITE POWER INC.

Notes to Interim Unaudited Condensed Consolidated Financial Statements for the period ending March 31, 2013

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

Principles of Consolidation and Basis of Presentation

The unaudited condensed consolidated financial statements, or the Unaudited Financial Statements, presented herein have been prepared by the Company, without audit, and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the interim periods presented. The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and pursuant to the rules and regulations of the SEC, for reporting in this Quarterly Report on Form 10-Q, or the Quarterly Report. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is suggested that the Unaudited Financial Statements be read in conjunction with the consolidated financial statements and notes included in the Company’s Form 10-K for the year ended December 31, 2012. The Company’s operating results for the three month period ended March 31, 2013, may not be indicative of the results expected for any succeeding interim periods or for the entire year ending December 31, 2013.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary EuroSite Power Limited, a United Kingdom registered company.

On July 9, 2010, American DG Energy invested $45,000 in exchange for 45 million shares of the Company’s common stock, par value $.001 per share, or Common Stock, and obtained controlling interest in the Company. Also on July 9, 2010, Nettlestone Enterprises Limited, invested $5,000 in exchange for 5 million shares of the Company’s Common Stock. As of March 31, 2013, American DG Energy owned an 79.3% interest in the Company and consolidates the Company into its financial statements in accordance with GAAP.

The Company’s operations are comprised of one business segment. The Company’s business is to sell energy in the form of electricity, heat, hot water and cooling to its customers under long-term sales agreements.

The Company has experienced total net losses since inception of $3.6 million. For the foreseeable future, the Company expects to experience continuing operating losses and negative cash flows from operations as its management executes its current business plan. The Company believes that its existing resources, including cash and cash equivalents, future cash flow from operations, its ability to control certain costs, including those related to general and administrative expenses, and the use of capital from its parent company, will be sufficient to meet the working capital requirements of its existing business for the foreseeable future, including the next 12 months; however, as the Company continues to grow its business by adding more energy systems, the cash requirements will increase. Beyond March 31, 2014, if the Company cannot raise capital by the existing equity fundraising effort, it may need to raise additional capital through a debt financing or use capital provided by its parent to meet its operating and capital needs. There can be no assurance, however, that the Company will be successful in these fund-raising efforts or that additional funds will be available on acceptable terms, if at all.

Since its inception to March 31, 2013, the Company has raised a total of $5,896,000 through various private placements of Common Stock. If the Company is unable to raise additional capital, the Company may need to terminate certain of its employees and adjust its current business plan. Financial considerations may cause the Company to modify planned deployment of new energy systems and the Company may decide to suspend installations until it is able to secure

EUROSITE POWER INC.

additional working capital. The Company will evaluate possible acquisitions of, or investments in, businesses, technologies and products that are complementary to its business; however, the Company is not currently engaged in such discussions.

The following significant accounting policies are either currently in effect or are anticipated to become effective as the Company commences its normal business activities.

Foreign Currency Transactions

The functional currency and the reporting currency of the Company and subsidiary are the U.S. dollar. Transactions denominated in foreign currencies are translated into U.S. dollars at the exchange rate in effect on the date of the transactions. Exchange gains or losses on transactions are included in the Condensed Consolidated Statements of Operations.

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

As a by-product of the energy business, in some cases, the customer may choose to have the Company construct the system for them rather than have it owned by the Company. In this case, the Company will account for revenue, or turnkey revenue, and costs using the percentage-of-completion method of accounting. Under the percentage-of-completion method of accounting, revenues are recognized by applying percentages of completion to the total estimated revenues for the respective contracts. Costs will be recognized as incurred. The percentages of completion are determined by relating the actual cost of work performed to date to the current estimated total cost at completion of the respective contracts. When the estimate on a contract indicates a loss, the Company's policy will be to record the entire expected loss, regardless of the percentage of completion. The excess of contract costs and profit recognized to date on the percentage-of-completion accounting method in excess of billings will be recorded as unbilled revenue. Billings in excess of related costs and estimated earnings will be recorded as deferred revenue.

Customers may buy out their long-term obligation under energy contracts and purchase the underlying equipment from the Company. Any resulting gain on these transactions will be recognized over the payment period in the accompanying consolidated statements of operations. The Company had no such arrangements to date.

In the future, the Company may enter into a sales arrangement with a customer to construct and sell an energy system and provide energy and maintenance services over the term of the contract. Based on the fact that the Company will sell each deliverable to other customers on a stand-alone basis, the Company will determine that each deliverable has a stand-alone value. Additionally, there are no rights of return relative to the delivered items; therefore, each deliverable will be considered a separate unit of accounting. Revenue will be allocated to each element based upon its relative fair value which is determined based on the estimated price of the deliverables when sold on a standalone basis. Revenue related to the construction of the energy system will be recognized using the percentage-of-completion method as the unit is being constructed. Revenue from the sale of energy will be recognized when electricity, heat, and chilled water is produced by the energy system, and revenue from maintenance services is recognized over the term of the maintenance agreement. The Company had no such arrangements to date.

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

EUROSITE POWER INC.

Other revenue represents various types of ancillary activities for which the Company expects to engage in from time to time such as the sale of equipment, and feasibility studies.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist of highly liquid cash equivalents. The Company has cash balances in certain financial institutions in amounts which occasionally exceed current federal deposit insurance limits. The financial stability of these institutions is continually reviewed by senior management. As of March 31, 2013, the Company had a balance of $624,920 in cash and cash equivalents. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Accounts Receivable

The Company maintains receivable balances with its customers. The Company reviews its customers’ credit history before extending credit and generally does not require collateral. An allowance for doubtful accounts is established based upon factors surrounding the credit risk of specific customers, historical trends and other information. Bad debts are written off when identified by management. At March 31, 2013, and December 31, 2012, the allowance for doubtful accounts was $0 and $0, respectively.

Inventory

Inventories are stated at the lower of cost or market, valued on a first-in, first-out basis. Inventory is reviewed periodically for slow-moving and obsolete items.

Supply Concentrations

All of the Company’s cogeneration unit purchases for the periods ending March 31, 2013 and 2012, respectively, were from one vendor (see “Note 5 - Related parties”). The Company believes there are sufficient alternative vendors available to ensure a constant supply of cogeneration units on comparable terms. However, in the event of a change in suppliers, there could be a delay in obtaining units which could result in a temporary slowdown of installing additional income producing sites. The Company believes there are sufficient alternative vendors available to ensure a constant supply of maintenance and installation services on comparable terms. However, in the event of a change of vendor, there could be a delay in installation or maintenance services.

Property Plant and Equipment

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method at rates sufficient to write off the cost of the applicable assets over their estimated useful lives. Repairs and maintenance are expensed as incurred.

The Company will evaluate the recoverability of its long-lived assets by comparing the net book value of the assets to the estimated future undiscounted cash flows attributable to such assets. The useful life of the Company's energy systems will be the lesser of the economic life of the asset or the term of the underlying contract with the customer, typically 12 to 15 years. The Company will review the useful life of its energy systems on a quarterly basis or whenever events or changes in business circumstances indicate that the carrying value of the assets may not be fully recoverable or that the useful lives of the assets will no longer be appropriate. If impairment is indicated, the asset will be written down to its estimated fair value based on a discounted cash flow analysis.

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

See “Note 3 – Stockholders’ equity” for a summary of the stock option activity under our 2011 Stock Incentive Plan, as amended, and the UK Sub-Plan for the periods ending March 31, 2013 and 2012, respectively.

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

Other Comprehensive Net Loss

The comprehensive net loss for the periods ending March 31, 2013 and 2012, respectively, does not differ from the reported loss.

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

Impact of New Accounting Pronouncements

Management does not believe that any recently issued accounting pronouncements or issued but yet effective accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Note 2 — Inventory:

As of March 31, 2013 and December 31, 2012, the Company had $1,240,794 and $1,173,729, respectively, in inventory which consisted of finished goods. As of March 31, 2013 and December 31, 2012, there were no reserves or write downs recorded against inventory.

EUROSITE POWER INC.

Note 3 — Stockholders’ equity:

Common Stock

In 2011 the Company raised $1,148,401, net of costs, in a private placement by issuing 1,250,000 shares of Common Stock to 4 accredited investors at a price of $1.00 per share.

On February 10, 2012, the Company announced that its Board of Directors declared a stock dividend of 10% per share on the outstanding shares of our Common Stock. The dividend was payable on March 12, 2012, to common stockholders of record at the close of business on February 24, 2012, except for shares held by American DG Energy, whose Board of Directors declined the dividend. The Company adjusted the price of its outstanding stock option awards and warrants to $0.90 per share due to the payment of the dividend. The Company retroactively applied this dividend to the December 31, 2012, financial statements. Prior to that transaction, the Company had paid no cash or stock dividends on its Common Stock. The Company currently expects to retain earnings for use in the operation and expansion of its business, and therefore does not anticipate paying any cash dividends in the foreseeable future.

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

The holders of Common Stock have the right to vote their interest on a per share basis. At March 31, 2013, there were 56,747,100 shares of Common Stock outstanding.

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

Stock options vest based upon the terms within the individual option grants, usually over a four year period with an acceleration of the unvested portion of such options upon a liquidity event, as defined in the Company’s stock option agreement. The options are not transferable except by will or domestic relations order. The option price per share under the Amended Plan is not less than the fair value of the shares on the date of the grant. The number of securities remaining available for future issuance under the Amended Plan was 692,000 at March 31, 2013.

On January 15, 2011, the Company granted nonqualified options to purchase 2,100,000 shares of Common Stock to five employees and two directors at a purchase price of $1.00 per share. Those options have a vesting schedule of four years and expire in ten years. The assumptions used in the Black-Scholes option pricing model include an expected life of 6.25

EUROSITE POWER INC.

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

On March 20, 2013, the Company granted to a director options to purchase 100,000 shares of Common Stock, plus an additional grant of 118,000 options to purchase shares of Common Stock at a purchase price of $0.90 per share. Those options have a vesting schedule of four years and expire in ten years. The assumptions used in the Black-Scholes option pricing model include an expected life of 6.25 years, a risk-free interest rate of 1.28% and en expected volatility of 36.4%. The fair value of the options issued was $74,049, with a grant date fair value of $0.34 per option.
During the three month period ending March 31, 2013, the Company had 3,808,000 options outstanding and recognized employee non-cash compensation expense of $27,795 related to the issuance of those stock options. At March 31, 2013, the total compensation cost related to unvested stock option awards not yet recognized was $397,136. This amount will be recognized over the weighted average period of 2.88 years.

Stock option activity as of and for the three month period ending March 31, 2013 was as follows:

Common Stock Options	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Outstanding, December 31, 2012	3,590,000	$0.90	$0.90	8.34 years	359,000.00
Granted	218,000	0.90	0.90
Exercised	—	—	—
Canceled	—	—	—
Expired	—	—	—
Outstanding, March 31, 2013	3,808,000	$0.90	$0.90	8.20 years	$—
Exercisable, March 31, 2013	1,420,000		$0.90		$—
Vested and expected to vest, March 31, 2013	3,808,000		$0.90		$—

The aggregate intrinsic value of options outstanding as of March 31, 2013, is calculated as the difference between the exercise price of the underlying options and the price of the Company’s Common Stock for options that were in-the-money as of that date. Options that were not in-the-money as of that date, and therefore have a negative intrinsic value, have been excluded from this amount. At March 31, 2013 there were 3,808,000 unvested stock options outstanding with a vesting schedule of 25% per year and expiration in ten years.

EUROSITE POWER INC.

Note 4 — Earnings per share:

Basic and diluted earnings per share for the three month periods ended March 31, 2013 and 2012, respectively was as follows:

	Three Months
	March 31, 2013	March 31, 2012
Earnings per share
Loss available to stockholders	$(404,742)	$(386,744)

Weighted average shares outstanding - Basic and diluted	56,747,100	54,362,100
Basic and diluted loss per share	$(0.01)	$(0.01)

Anti-dilutive shares underlying warrants outstanding	2,507,252	400,000
Anti-dilutive shares underlying stock options outstanding	3,808,000	3,590,000

Note 5 — Related parties:

American DG Energy, the Company's parent, Tecogen, Ilios Inc., or Ilios, GlenRose Instruments Inc., or GlenRose Instruments, Pharos LLC, or Pharos, and Levitronix Technologies LLC, or Levitronix are affiliated companies by virtue of common ownership. The business of GlenRose Instruments, Pharos and Levitronix is not related to the business of the Company The common stockholders include:

•
John N. Hatsopoulos who is the Chairman of the Company who holds 0.1% of its common stock is also: (a) the Chief Executive Officer and director of American DG Energy and holds 10.7% of that company’s common stock; (b) the Chief Executive Officer and director of Tecogen and holds 27.3% of that company’s common stock; (c) a director of Ilios and holds 7.0% of that company’s common stock; and (d) the Chairman of GlenRose Instruments and holds 15.7% of that company’s common stock.

•
Dr. George N. Hatsopoulos, who is John N. Hatsopoulos’ brother, who holds 0.3% of the Company's common stock is also: (a) a director of American DG Energy and holds 14.0% of that company’s common stock; (b) a director of Tecogen and holds 26.0% of that company’s common stock; (c) an investor in Ilios and holds 2.7% of that company’s common stock; (d) an investor of GlenRose Instruments and holds 15.7% of that company’s common stock; (e) founder and investor in Pharos and holds 24.4% of that company’s common stock; and (f) an investor and director of Levitronix and holds 21.4% of that company’s common stock.

The Company expects to purchase the majority of its energy equipment from American DG Energy, its parent. American DG Energy owns an 79.3% of the Common Stock of the Company. American DG Energy purchases energy equipment primarily from Tecogen which manufactures natural gas, engine-driven commercial and industrial cooling and cogeneration systems, and from Ilios which is developing a line of ultra-high-efficiency heating products, such as a high efficiency water heater, that provides twice the efficiency of conventional boilers, based on management estimates, for commercial and industrial applications utilizing advanced thermodynamic principles.

On October 20, 2009, American DG Energy, in the ordinary course of its business, signed a Sales Representative Agreement with Ilios to promote, sell and service the Ilios high-efficiency heating products, such as the high efficiency water heater, in the marketing territory of the New England States, including Connecticut, Rhode Island, Massachusetts, New Hampshire, Vermont, and Maine. The marketing territory also includes all of the nations in the European Union. The initial term of this Agreement is for five years, after which it may be renewed for successive one year terms upon mutual written agreement.

American DG Energy signed a Facilities and Support Services Agreement with Tecogen on July 1, 2012. The term of the agreement commences as of the start of each year and certain portions of the agreement, including office space allocation, get renewed annually upon mutual written agreement.

The Company purchases energy systems from American DG Energy and ships them to the United Kingdom. At March 31, 2013 and December 31, 2012, the Company had an inventory balance of $1,240,794 and $1,173,729, respectively, consisting of energy systems purchased from American DG Energy.

EUROSITE POWER INC.

In February the Company received financing in the amount of 1,100,000 from American DG Energy, its parent. Under the terms of the agreement the Company will pay interest at a rate of 6.0% per annum payable quarterly in arrears.

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

The Company’s headquarters are located in Waltham, Massachusetts and consist of 3,282 square feet of office and storage space that are leased from Tecogen and shared with American DG Energy. The lease expires on March 31, 2014. American DG Energy is currently charging the Company for utilizing its share of office space in the United States through an intercompany service charge. The Company also occupies a small office space in the United Kingdom. The Company believes that its facilities are appropriate and adequate for its current needs.

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

At March 31, 2013, the Company has no financial instruments that are required to be recorded at fair value on a recurring basis. The Company’s financial instruments include cash and cash equivalents and accounts payable whose recorded values approximate fair value based on their short term nature.

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

First Quarter 2013 Compared to First Quarter 2012

Revenues

Revenues in the first quarter of 2013 were $117,108 compared to $0 for the same period in 2012. The revenues during the quarter included energy revenues. Since the beginning of the year, the Company started operating systems at the following locations:

•	London Syon Park, a Waldorf Astoria Hotel for the hotel's guest rooms, public areas and back-of-house.

•	Roko Health Club in Portsmouth, United Kingdom.

•	Wentworth Club a privately owned golf and country club in Virginia Water, Surrey, United Kingdom.

•	Cedar Court Hotel Huddersfield/Halifax, West Yorkshire, United Kingdom.

•	Roko Health Club in GiIlingham, United Kingdom.

•	DoubleTree by Hilton in Cambridge, United Kingdom.

Cost of Sales

Cost of sales including depreciation expense in the first quarter of 2013 was $109,634 compared to $0 for the same period in 2012.

Operating Expenses

General and administrative expenses were $195,266 in the first quarter of 2013, compared to $379,162 for the same period in 2012, a decrease of $183,896 or 48.5%. The general and administrative expenses included legal fees, accounting and audit fees and non-cash compensation expense related to the issuance of option awards to our employees and directors.

Selling expenses were $181,218 in the first quarter of 2013, compared to $12,550 for the same period in 2012, an increase of $168,668. The increase in selling expenses was due to the addition of new employees.

Engineering expenses were $31,709 in the first quarter of 2013, compared to $0 for the same period in 2012 due to the addition of a new employee.

Other Income

Other income was $1,230 in the first quarter of 2013, compared to $4,968 for the same period in 2012, due to interest on our cash balance.

EUROSITE POWER INC.

Net Loss

Net loss was $404,742 in the first quarter of 2013, compared to net loss of $386,744 for the same period in 2012.

Liquidity and Capital Resources

Consolidated working capital was $609,991 as of March 31, 2013, compared to $1,815,839 at December 31, 2012. Included in working capital were cash and cash equivalents of $624,920 as of March 31, 2013, compared to $832,511 at December 31, 2012. The decrease in working capital was a result of cash used to fund installations and business development for new energy projects.

Cash used in operating activities was $463,526 in the first three months of 2013, compared to cash used of $610,457 for the same period in 2012. Our inventory balance increased to $1,240,794 in the first three months of 2013, compared to $1,173,729 at December 31, 2012, resulting in a decrease of cash of $67,065 due to the purchase of energy systems from American DG Energy for the United Kingdom. Our value added tax receivable increased to $468,550 in the first three months of 2013, compared to $181,217 at December 31, 2012, resulting in a decrease of cash of $287,333 due to the receipt of duties and taxes related to the shipment of energy systems to the United Kingdom. Our other current assets increased to $32,025 in the first three months of 2013, compared to $10,294 at December 31, 2012, resulting in a decrease of cash of $21,731.

Accounts payable balance increased to $581,383 in the first three months of 2013, compared to $203,764 at December 31, 2012, resulting in an increase of cash of $377,619 due to the timing related to the purchase of energy systems. Our accrued expense and other current liabilities decreased to $18,338 in the first three months of 2013, compared to $62,385 at December 31, 2012, resulting in a decrease of cash of $44,047.

The primary investing activities of the Company’s operations included the purchase of equipment. In the first three months of 2013, the Company used $839,507 for purchases of equipment.

In February the Company received financing in the amount of $1,100,000 from American DG Energy, its parent. Under the terms of the agreement the Company will pay interest at a rate of 6.0% per annum payable quarterly in arrears.

The Company owns the energy-producing equipment at the customer’s site; therefore, the business is capital intensive. The Company believes that its existing resources, including cash and cash equivalents, future cash flow from operations, its ability to control certain costs, including those related to general and administrative expenses, and the use of capital from its parent company, will be sufficient to meet the working capital requirements of its existing business for the foreseeable future, including the next 12 months; however, as the Company continues to grow its business by adding more energy systems, the cash requirements will increase. Beyond March 31, 2014, if the Company cannot raise capital by the existing equity fundraising effort, it may need to raise additional capital through a debt financing or use capital provided by its parent to meet its operating and capital needs. There can be no assurance, however, that the Company will be successful in these fund-raising efforts or that additional funds will be available on acceptable terms, if at all.

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

EUROSITE POWER INC.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4. Controls and Procedures

Management’s evaluation of disclosure controls and procedures:

Our disclosure controls and procedures are designed to provide reasonable assurance that the control system’s objectives will be met. Our management, including our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures as of March 31, 2013, or the Evaluation Date, have concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective due to material weaknesses in financial reporting relating to lack of personnel with a sufficient level of accounting knowledge and a small number of employees dealing with general controls over information technology. At the present time, our management has decided that, considering the employees involved and the control procedures in place, there are risks associated with the above, but the potential benefits of adding additional employees to mitigate these weaknesses do not justify the expenses associated with such increases. Management will continue to evaluate the above weaknesses, and as the Company grows and resources become available, the Company plans to take the necessary steps in the future to remediate the weaknesses.

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

Changes in Internal Control over Financial Reporting:

In connection with the evaluation referred to in the foregoing paragraph, we will make changes in our internal controls over financial reporting as soon as the resources become available. As of March 31, 2013, no changes have been made to the Company’s process.

Report of Management on Internal Control over Financial Reporting:

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Exchange Act. Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion of this evaluation. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2013.

As of March 31, 2013, we had thirteen employees, including five full time employees and one part time employee in the United Kingdom and seven part time employees in the United States. The Company currently does not have personnel with a sufficient level of accounting knowledge, experience and training in the selection, application and implementation of generally accepted accounting principles as it relates to complex transactions and financial reporting requirements. The Company also has a small number of employees dealing with general controls over information technology security and user access. This constitutes a material weakness in financial reporting. At this time, management has decided that considering the employees involved and the control procedures in place, there are risks associated with the above, but the potential benefits of adding additional employees to mitigate these weaknesses, does not justify the expenses associated with such increases. Management will continue to evaluate the above weaknesses, and as the Company grows and resources become available, the Company plans to take the necessary steps in the future to remediate the weaknesses.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal control over financial reporting to prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control

EUROSITE POWER INC.

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

EUROSITE POWER INC.

PART II – OTHER INFORMATION

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2012. The risks discussed in our Annual Report on Form 10-K could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.

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

EUROSITE POWER INC.

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

* Filed herewith
** Furnished herewith

EUROSITE POWER INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 15, 2013.

EUROSITE POWER INC.
(Registrant)

By: /s/ BARRY J. SANDERS
Chief Executive Officer
(Principal Executive Officer)

By: /s/ ANTHONY S. LOUMIDIS
Chief Financial Officer
(Principal Financial Officer)