Form 10-Q
period 2013-06-30
EUROSITE POWER INC.
filed 2013-08-14
CIK 1528103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non –accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Title of each class	Outstanding at August 13, 2013
Common Stock, $0.001 par value	56,747,100

EUROSITE POWER INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDING JUNE 30, 2013

References in this Form 10-Q to “we”, “us”, “our”, the “Company” and “EuroSite Power” refers to EuroSite Power Inc. and its consolidated subsidiaries, unless otherwise noted.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

EUROSITE POWER INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 30, 2013 and December 31, 2012 (unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$2,905,309	$832,511
Accounts receivable	19,365	8,443
Value added tax receivable	39,607	181,217
Inventory	835,362	1,173,729
Other current assets	33,254	10,294
Total current assets	3,832,897	2,206,194
Property, plant and equipment, net	2,903,924	1,526,948
Other assets, long-term	25,444	—
TOTAL ASSETS	$6,762,265	$3,733,142

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$243,474	$203,764
Due to related party	—	124,206
Accrued expenses and other current liabilities	41,164	62,385
Total current liabilities	284,638	390,355
Long-term liabilities
Convertible debentures	4,000,000	—
Total liabilities	4,284,638	390,355

Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 56,747,100 issued and outstanding at June 30, 2013 and December 31, 2012, respectively	56,747	56,747
Additional paid-in capital	6,569,504	6,472,697
Accumulated deficit	(4,148,624)	(3,186,657)
Total stockholders’ equity	2,477,627	3,342,787

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,762,265	$3,733,142

See Notes to unaudited Condensed Consolidated Financial Statements

EUROSITE POWER INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2013 and June 30, 2012

	Three Months Ended
	June 30, 2013	June 30, 2012
	(unaudited)	(unaudited)
Revenues
Energy revenues	$190,754	$—
Turnkey & other revenues	—	27,594
	190,754	27,594
Cost of sales
Fuel, maintenance and installation	176,401	20,104
Depreciation expense	17,299	—
	193,700	20,104
Gross profit	(2,946)	7,490

Operating expenses
General and administrative	371,283	259,562
Selling	128,570	157,221
Engineering	34,502	33,992
	534,355	450,775
Loss from operations	(537,301)	(443,285)
Other income (expense)
Interest and other income	568	4,173
Interest expense	(20,492)	—
	(19,924)	4,173

Loss before income taxes	(557,225)	(439,112)
Provision for income taxes	—	—
Net loss	$(557,225)	$(439,112)

Net loss per share - basic and diluted	$(0.01)	$(0.01)
Weighted-average shares outstanding - basic and diluted	56,747,100	54,362,100

See Notes to unaudited Condensed Consolidated Financial Statements

EUROSITE POWER INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Six Months Ended June 30, 2013 and June 30, 2012

	Six Months Ended
	June 30, 2013	June 30, 2012
	(unaudited)	(unaudited)
Revenues
Energy revenues	$307,862	$—
Turnkey & other revenues	—	27,594
	307,862	27,594
Cost of sales
Fuel, maintenance and installation	270,871	20,104
Depreciation expense	32,463	—
	303,334	20,104
Gross profit	4,528	7,490

Operating expenses
General and administrative	566,549	575,807
Selling	309,788	294,995
Engineering	66,211	33,992
	942,548	904,794
Loss from operations	(938,020)	(897,304)
Other income (expense)
Interest and other income	1,798	9,141
Interest expense	(25,745)	—
	(23,947)	9,141

Loss before income taxes	(961,967)	(888,163)
Provision for income taxes	—	—
Net loss	$(961,967)	$(888,163)

Net loss per share - basic and diluted	$(0.02)	$(0.02)
Weighted-average shares outstanding - basic and diluted	56,747,100	54,362,100

See Notes to unaudited Condensed Consolidated Financial Statements

EUROSITE POWER INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2013 and June 30, 2012

	Six Months Ended
	June 30, 2013	June 30, 2012
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(961,967)	$(888,163)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	32,463	710
Stock-based compensation	101,365	251,992
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	(10,922)	(32,770)
Value added tax receivable	141,610	38,059
Inventory	338,367	(124,849)
Prepaid and other current assets	(22,960)	(18,931)
Increase (decrease) in:
Accounts payable	39,710	88,142
Due to related party	(124,206)	—
Accrued expenses and other current liabilities	(21,221)	(24,115)
Net cash used in operating activities	(487,761)	(709,925)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,409,439)	(426,315)
Net cash used in investing activities	(1,409,439)	(426,315)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net of costs	(4,558)	—
Proceeds from parent promissory note	1,100,000	—
Proceeds from convertible debentures, net of costs	2,874,556	—
Net cash provided by financing activities	3,969,998	—

Net (decrease) increase in cash and cash equivalents	2,072,798	(1,136,240)
Cash and cash equivalents, beginning of the period	832,511	2,338,783
Cash and cash equivalents, end of the period	$2,905,309	$1,202,543

Supplemental disclosures of cash flow information:
Conversion of parent promissory note to convertible debentures	$1,100,000	$—

See Notes to unaudited Condensed Consolidated Financial Statements

EUROSITE POWER INC.

Notes to Interim Unaudited Condensed Consolidated Financial Statements for the period ending June 30, 2013

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

Principles of Consolidation and Basis of Presentation

The unaudited condensed consolidated financial statements, or the Unaudited Financial Statements, presented herein have been prepared by the Company, without audit, and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the interim periods presented. The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and pursuant to the rules and regulations of the SEC, for reporting in this Quarterly Report on Form 10-Q, or the Quarterly Report. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is suggested that the Unaudited Financial Statements be read in conjunction with the consolidated financial statements and notes included in the Company’s Form 10-K for the year ended December 31, 2012. The Company’s operating results for the six month period ended June 30, 2013, may not be indicative of the results expected for any succeeding interim periods or for the entire year ending December 31, 2013.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary EuroSite Power Limited, a United Kingdom registered company.

On July 9, 2010, American DG Energy invested $45,000 in exchange for 45 million shares of the Company’s common stock, par value $.001 per share, or Common Stock, and obtained controlling interest in the Company. Also on July 9, 2010, Nettlestone Enterprises Limited, invested $5,000 in exchange for 5 million shares of the Company’s Common Stock. As of June 30, 2013, American DG Energy owned an 79.3% interest in the Company and consolidates the Company into its financial statements in accordance with GAAP.

The Company’s operations are comprised of one business segment. The Company’s business is to sell energy in the form of electricity, heat, hot water and cooling to its customers under long-term sales agreements.

The Company has experienced total net losses since inception of $4.1 million. For the foreseeable future, the Company expects to experience continuing operating losses and negative cash flows from operations as its management executes its current business plan. The Company believes that its existing resources, including cash and cash equivalents, future cash flow from operations, its ability to control certain costs, including those related to general and administrative expenses, and the use of capital from its parent company, will be sufficient to meet the working capital requirements of its existing business for the foreseeable future, including the next 12 months; however, as the Company continues to grow its business by adding more energy systems, the cash requirements will increase. Beyond June 30, 2014, if the Company cannot raise capital by the existing equity fundraising effort, it may need to raise additional capital through a debt financing or use capital provided by its parent to meet its operating and capital needs. There can be no assurance, however, that the Company will be successful in these fund-raising efforts or that additional funds will be available on acceptable terms, if at all.

Since its inception to June 30, 2013, the Company has raised a total of $5,896,000 through various private placements of Common Stock. If the Company is unable to raise additional capital, the Company may need to terminate certain of its employees and adjust its current business plan. Financial considerations may cause the Company to modify planned deployment of new energy systems and the Company may decide to suspend installations until it is able to secure additional working capital. The Company will evaluate possible acquisitions of, or investments in, businesses, technologies and products that are complementary to its business; however, the Company is not currently engaged in such discussions.

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

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist of highly liquid cash equivalents. The Company has cash balances in certain financial institutions in amounts which occasionally exceed current federal deposit insurance limits. The financial stability of these institutions is continually reviewed by senior management. As of June 30, 2013, the Company had a balance of $2,905,309 in cash and cash equivalents. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Accounts Receivable

The Company maintains receivable balances with its customers. The Company reviews its customers’ credit history before extending credit and generally does not require collateral. An allowance for doubtful accounts is established based upon factors surrounding the credit risk of specific customers, historical trends and other information. Bad debts are written off when identified by management. At June 30, 2013 and December 31, 2012, there was no allowance for doubtful accounts.

Inventory

Inventories are stated at the lower of cost or market, valued on a first-in, first-out basis. Inventory is reviewed periodically for slow-moving and obsolete items.

Supply Concentrations

All of the Company’s cogeneration unit purchases for the periods ending June 30, 2013 and 2012, respectively, were from one vendor (see “Note 6 - Related parties”). The Company believes there are sufficient alternative vendors available to ensure a constant supply of cogeneration units on comparable terms. However, in the event of a change in suppliers, there could be a delay in obtaining units which could result in a temporary slowdown of installing additional income producing sites. The Company believes there are sufficient alternative vendors available to ensure a constant supply of maintenance and installation services on comparable terms. However, in the event of a change of vendor, there could be a delay in installation or maintenance services.

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

EUROSITE POWER INC.

the vesting period and contractual terms as set forth when the award is made. The risk-free interest rate is based on United States Treasury zero-coupon issues with a remaining term which approximates the expected life assumed at the date of grant. When options are exercised the Company normally issues new shares.

See “Note 4 – Stockholders’ equity” for a summary of the stock option activity under our 2011 Stock Incentive Plan, as amended, and the UK Sub-Plan for the periods ending June 30, 2013 and 2012, respectively.

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

Other Comprehensive Net Loss

The comprehensive net loss for the periods ending June 30, 2013 and 2012, respectively, does not differ from the reported loss.

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

Note 2 — Inventory:

As of June 30, 2013 and December 31, 2012, the Company had $835,362 and $1,173,729, respectively, in inventory which consisted of finished goods. As of June 30, 2013 and December 31, 2012, there were no reserves or write downs recorded against inventory.

Note 3 — Convertible debentures:

On June 14, 2013, the Company entered into subscription agreements with certain investors, including American DG Energy for a private placement of an aggregate principal amount of $4,000,000 of 4.00% Senior Unsecured Convertible Notes Due 2015, or the Notes. In connection with the private placement, American DG Energy exchanged a promissory note in the aggregate principal amount of $1,100,000, originally issued on February 26, 2013, or the Old Note, for a like principal amount of the Notes and cash paid for any accrued but unpaid interest on the Old Note.

The holders of the Notes are subject to and entitled to the benefits of the 4% Senior Convertible Notes due 2015 Noteholders Agreement, dated June 14, 2013, or the Noteholders Agreement. The Notes will mature on June 14, 2015 and will accrue interest at the rate of 4.0% per annum payable in cash on a semi-annual basis. At the Investor's option, the Notes may be converted into shares of the Company's common stock at an initial conversion rate of 1,000 shares of common stock per $1,000 principal amount of Notes, subject to adjustment. At the scheduled maturity date, each of the Investors will have the following options: request payment of their principal amount and accrued interest in cash; extend the term of the Notes

EUROSITE POWER INC.

for an additional 3 years with an automatic decrease in interest rate to 3.0% per annum; or exchange the Notes for a new non-convertible note with a 3 year maturity and a 6.0% per annum interest rate; no accrued interest will be lost on such exchange. The Company has evaluated the term-extending option and has determined that the extension option on the Notes represents a derivative under ASC 815-15-25-44 however, it has concluded that its value at inception and at June 30, 2013 was de minimis based on the current rising interest rate environment; the improving U.S. economy and the potential end of Federal Reserve bond purchases; and current market yields of convertible debentures with maturities similar to ours.

The Notes are guaranteed on a subordinated basis by American DG Energy.

The Noteholders Agreement provides for customary events of default by the Company, including failure to pay interest within ten days of becoming due, failure to pay principal when due, failure to comply provisions of the Notes or the Noteholders Agreement, subject to cure, and certain events of bankruptcy or insolvency.

The holders of the Notes are entitled to the benefits of a registration rights agreement dated June 14, 2013 by and among the Company and the Noteholders named therein, or the Registration Rights Agreement. The Registration Rights Agreement provides for demand registration rights, such that upon the demand of 30.0% of the holders of Registrable Securities, as defined in the Registration Rights Agreement and subject to certain conditions (including that the Company is eligible to use a Form S-3 registration statement and that such holders anticipate an aggregate offering price, net of selling expenses, of at least $250,000), the Company will file a Form S-3 registration statement covering the Registrable Securities requested to be included in such registration, subject to adjustment, and use its commercially reasonable efforts to cause such registration statement to become effective. For additional disclosure see the Company's filings with the SEC.

Included among the investors subscribing for the Notes are: Bruno Meier, a director of the Company, in the amount of $250,000; Joan Giacinti, a director of the Company, in the amount of $300,000; Charles T. Maxwell, Chairman of the Board of Directors of American DG Energy, in the amount of $250,000; and Nettlestone Enterprises Limited, a shareholder of both the Company and American DG Energy, in the amount of $300,000.

The proceeds of the offering of the Notes will be used in connection with the development and installation of current and new energy systems, business development and for general corporate purposes.

Note 4 — Stockholders’ equity:

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

EUROSITE POWER INC.

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

The holders of Common Stock have the right to vote their interest on a per share basis. At June 30, 2013, there were 56,747,100 shares of Common Stock outstanding.

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

Stock options vest based upon the terms within the individual option grants, usually over a four year period with an acceleration of the unvested portion of such options upon a liquidity event, as defined in the Company’s stock option agreement. The options are not transferable except by will or domestic relations order. The option price per share under the Amended Plan is not less than the fair value of the shares on the date of the grant. The number of securities remaining available for future issuance under the Amended Plan was 695,000 at June 30, 2013.

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

EUROSITE POWER INC.

During the six month period ending June 30, 2013, the Company had 3,805,000 options outstanding and recognized employee non-cash compensation expense of $101,365 related to the issuance of those stock options. At June 30, 2013, the total compensation cost related to unvested stock option awards not yet recognized was $322,547. This amount will be recognized over the weighted average period of 2.64 years. Stock option activity as of and for the six month period ending June 30, 2013 was as follows:

Common Stock Options	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Outstanding, December 31, 2012	3,590,000	$0.90	$0.90	8.34 years	359,000
Granted	218,000	0.90	0.90
Exercised	—	—	—
Canceled	(3,000)	0.90	0.90
Expired	—	—	—
Outstanding, June 30, 2013	3,805,000	$0.90	$0.90	7.95 years	$—
Exercisable, June 30, 2013	1,495,000		$0.90		$—
Vested and expected to vest, June 30, 2013	3,805,000		$0.90		$—

The aggregate intrinsic value of options outstanding as of June 30, 2013, is calculated as the difference between the exercise price of the underlying options and the price of the Company’s Common Stock for options that were in-the-money as of that date. Options that were not in-the-money as of that date, and therefore have a negative intrinsic value, have been excluded from this amount. At June 30, 2013 there were 3,805,000 unvested stock options outstanding with a vesting schedule of 25% per year and expiration in ten years.

Note 5 — Earnings per share:

Basic and diluted earnings per share for the three and six month periods ended June 30, 2013 and 2012, respectively was as follows:

	Three Months		Six Months
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Earnings per share
Loss available to stockholders	$(557,225)	$(439,112)	$(961,967)	$(888,163)
Weighted average shares outstanding - Basic and diluted	56,747,100	54,362,100	56,747,100	54,362,100
Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Shares underlying warrants outstanding	2,507,525	400,000	2,507,525	400,000
Shares underlying stock options outstanding	3,805,000	3,590,000	3,805,000	3,590,000
Shares underlying convertible debentures outstanding	4,000,000	—	4,000,000	—

Note 6 — Related parties:

American DG Energy, the Company's parent, Tecogen, Ilios Inc., or Ilios, GlenRose Instruments Inc., or GlenRose Instruments, Pharos LLC, or Pharos, and Levitronix Technologies LLC, or Levitronix are affiliated companies by virtue of common ownership. The business of GlenRose Instruments, Pharos and Levitronix is not related to the business of the Company. The common stockholders include:

•
John N. Hatsopoulos who is the Chairman of the Company who holds 0.1% of its common stock is also: (a) the Chief Executive Officer and director of American DG Energy and holds 10.7% of that company’s common stock; (b) the Chief Executive Officer and director of Tecogen and holds 27.3% of that company’s common stock; (c) a director of Ilios and holds 6.8% of that company’s common stock; and (d) the Chairman of GlenRose Instruments and holds 15.7% of that company’s common stock.

•
Dr. George N. Hatsopoulos, who is John N. Hatsopoulos’ brother, who holds 0.3% of the Company's common stock is also: (a) a director of American DG Energy and holds 13.9% of that company’s common stock; (b) a director of

EUROSITE POWER INC.

Tecogen and holds 25.9% of that company’s common stock; (c) an investor in Ilios and holds 3.1% of that company’s common stock; (d) an investor of GlenRose Instruments and holds 15.7% of that company’s common stock; (e) founder and investor in Pharos and holds 24.4% of that company’s common stock; and (f) an investor and director of Levitronix and holds 21.4% of that company’s common stock.

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

On October 20, 2009, American DG Energy, in the ordinary course of its business, signed a Sales Representative Agreement with Ilios to promote, sell and service the Ilios high-efficiency heating products, such as the high efficiency water heater, in the marketing territory of the New England States, including Connecticut, Rhode Island, Massachusetts, New Hampshire, Vermont, and Maine. The marketing territory also includes all of the nations in the European Union. The initial term of this Agreement is for five years, after which it may be renewed for successive one year terms upon mutual written agreement. On August 12, 2013, under mutual consent, the agreement was modified to exclude the marketing territory of the nations in the European Union. The other terms of the agreement remained the same.

American DG Energy signed a Facilities and Support Services Agreement with Tecogen on July 1, 2013. The term of the agreement commences as of the start of each year and certain portions of the agreement, including office space allocation, get renewed annually upon mutual written agreement.

The Company purchases energy systems from American DG Energy and ships them to the United Kingdom. At June 30, 2013 and December 31, 2012, the Company had an inventory balance of $835,362 and $1,173,729, respectively, consisting of energy systems purchased from American DG Energy.

On February 26, 2013, the Company received financing in the amount of $1,100,000 from American DG Energy, its parent. Under the terms of the agreement the Company will pay interest at a rate of 6.0% per annum payable quarterly in arrears.

On June 14, 2013, the Company entered into subscription agreements with certain investors, including American DG Energy for a private placement of an aggregate principal amount of $4,000,000 of 4.00% Senior Unsecured Convertible Notes Due 2015. In connection with the private placement, American DG Energy exchanged a promissory note in the aggregate principal amount of $1,100,000, originally issued on February 26, 2013, for a like principal amount of the Notes and cash paid for any accrued but unpaid interest on the Old Note. Included among the investors subscribing for the Notes are: Bruno Meier, a director of the Company, in the amount of $250,000; Joan Giacinti, a director of the Company, in the amount of $300,000; Charles T. Maxwell, Chairman of the Board of Directors of American DG Energy, in the amount of $250,000; and Nettlestone Enterprises Limited, a shareholder of both the Company and American DG Energy, in the amount of $300,000. The proceeds of the offering of the Notes will be used in connection with the development and installation of current and new energy systems, business development and for general corporate purposes.

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

EUROSITE POWER INC.

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

Note 7 — Fair value measurements:

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

At June 30, 2013, the Company has no financial instruments that are required to be recorded at fair value on a recurring basis. The Company’s financial instruments include cash and cash equivalents and accounts payable whose recorded values approximate fair value based on their short term nature.

The  carry value of the convertible debentures approximate fair value based on current market rates for instruments with similar maturities adjusted for applicable credit risk which are level 2 inputs.

Note 8 — Subsequent events:

On July 2, 2013, American DG Energy declared a special dividend of one share of EuroSite Power common stock for every ten shares of American DG Energy common stock. The special dividend will be payable on August 15, 2013, to stockholders of record as of the close of business on July 25, 2013. In connection with this transaction American DG Energy will issue to its stockholders an aggregate of 4,880,720 shares of EuroSite Power common stock that it owns.

The EuroSite Power shares to be distributed pursuant to the special dividend will not be restricted securities in the hands of shareholders who are not affiliates of American DG Energy or Eurosite Power. Affiliates may sell the securities only after a 6 month holding period pursuant to the provisions of the SEC's Rule 144.

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

Second Quarter 2013 Compared to Second Quarter 2012

Revenues

Revenues in the second quarter of 2013 were $190,754 compared to $27,594 for the same period in 2012 an increase of $163,160 or 591.3%. The revenues during the quarter included energy revenues and increased due to the installation and start of operations at the following locations:

•	London Syon Park, a Waldorf Astoria Hotel for the hotel's guest rooms, public areas and back-of-house.

•	Roko Health Club in Portsmouth, United Kingdom.

•	Wentworth Club a privately owned golf and country club in Virginia Water, Surrey, United Kingdom.

•	Cedar Court Hotel Huddersfield/Halifax, West Yorkshire, United Kingdom.

•	Roko Health Club in GiIlingham, United Kingdom.

•	DoubleTree by Hilton in Cambridge, United Kingdom.

•	Roko Health Club in Nottingham, United Kingdom.

Cost of Sales

Cost of sales including depreciation expense in the second quarter of 2013 was $193,700 compared to $20,104 for the same period in 2012.

Operating Expenses

General and administrative expenses were $371,283 in the second quarter of 2013, compared to $259,562 for the same period in 2012, an increase of $111,721 or 43.0%. The increase in general and administrative expenses was due to legal fees, accounting and audit fees, non-cash compensation expense related to the issuance of option awards to our employees and directors and the exchange rate difference.

Selling expenses were $128,570 in the second quarter of 2013, compared to $157,221 for the same period in 2012, an decrease of $28,651 or 18.2%.

Engineering expenses were $34,502 in the second quarter of 2013, compared to $33,992 for the same period in 2012 due to the addition of a new employee.

EUROSITE POWER INC.

Other Income

Other income was $568 in the second quarter of 2013, compared to $4,173 for the same period in 2012, due to interest on our cash balance. Interest expense was $20,492 in the second quarter of 2013, compared to $0 for the same period in June 30, 2012 due to interest on the parent note payable and the convertible debentures. See "Note 3 - Convertible debentures" and or our Consolidated Financial Statements, which are incorporated herein by reference.

Net Loss

Net loss was $557,225 in the first six months of 2013, compared to net loss of $439,112 for the same period in 2012 primarily due to our operating expenses.

First Six Months of 2013 Compared to First Six Months of 2012

Revenues

Revenues in the first six months of 2013 were $307,862 compared to $27,594 for the same period in 2012 an increase of $280,268. The revenues during the period included energy revenues and increased due to the installation and start of operations at the following locations:

•	London Syon Park, a Waldorf Astoria Hotel for the hotel's guest rooms, public areas and back-of-house.

•	Roko Health Club in Portsmouth, United Kingdom.

•	Wentworth Club a privately owned golf and country club in Virginia Water, Surrey, United Kingdom.

•	Cedar Court Hotel Huddersfield/Halifax, West Yorkshire, United Kingdom.

•	Roko Health Club in GiIlingham, United Kingdom.

•	DoubleTree by Hilton in Cambridge, United Kingdom.

•	Roko Health Club in Nottingham, United Kingdom.

Cost of Sales

Cost of sales including depreciation expense in the first six months of 2013 was $303,334 compared to $20,104 for the same period in 2012.

Operating Expenses

General and administrative expenses were $566,549 in the first six months of 2013, compared to $575,807 for the same period in 2012, a decrease of $9,258 or 1.6%. The increase in general and administrative expenses was due to legal fees, accounting and audit fees, non-cash compensation expense related to the issuance of option awards to our employees and directors and the exchange rate difference.

Selling expenses were $309,788 in the first six months of 2013, compared to $294,995 for the same period in 2012, an increase of 14,793. The increase in selling expenses was due to expenses relating to hiring a new employee.

Engineering expenses were $66,211 in the first six months of 2013, compared to $33,992 for the same period in 2012 due to the addition of a new employee.

Other Income

Other income was $1,798 in the first six months of 2013, compared to $9,141 for the same period in 2012, due to interest on our cash balance. Interest expense was $25,745 in the first six months of 2013, compared to $0 for the same period in June 30, 2012 due to interest on the parent note payable and the convertible debentures. See "Note 3 - Convertible debentures" and or our Consolidated Financial Statements, which are incorporated herein by reference.

Net Loss

Net loss was $961,967 in the first six months of 2013, compared to net loss of $888,163 for the same period in 2012. primarily due to our operating expenses.

EUROSITE POWER INC.

Liquidity and Capital Resources

Consolidated working capital was $3,548,259 as of June 30, 2013, compared to $1,815,839 at December 31, 2012. Included in working capital were cash and cash equivalents of $2,905,309 as of June 30, 2013, compared to $832,511 at December 31, 2012. The increase in working capital was a result of cash raised from the Convertible Debenture.

Cash used in operating activities was $487,761 in the first six months of 2013, compared to cash used of $709,925 for the same period in 2012. Our inventory balance decreased to $835,362 in the first six months of 2013, compared to $1,173,729 at December 31, 2012, resulting in an increase of cash of $338,367 due to the increase in purchases of energy systems from American DG Energy for the United Kingdom in the prior period. Our value added tax receivable decreased to $39,607 in the first six months of 2013, compared to $181,217 at December 31, 2012, resulting in an increase of cash of $141,610. Our other current assets increased to $33,254 in the first six months of 2013, compared to $10,294 at December 31, 2012, resulting in a decrease of cash of $22,960.

Accounts payable balance increased to $243,474 in the first six months of 2013, compared to $203,764 at December 31, 2012, resulting in an increase of cash of $39,710 due to the timing related to the purchase of energy systems. Our accrued expense and other current liabilities decreased to $41,164 in the first six months of 2013, compared to $62,385 at December 31, 2012, resulting in a decrease of cash of $21,221.

The primary investing activities of the Company’s operations included the purchase of equipment. In the first six months of 2013, the Company used $1,409,439 for purchases of equipment.

On February 26, 2013, the Company received financing in the amount of $1,100,000 from American DG Energy, its parent. Under the terms of the promissory notes the Company was to pay interest at a rate of 6.0% per annum payable quarterly in arrears.

On June 14, 2013, the Company entered into subscription agreements with certain investors, including American DG Energy for a private placement of an aggregate principal amount of $4,000,000 of 4.00% Senior Unsecured Convertible Notes Due 2015. In connection with the private placement, American DG Energy exchanged the promissory note in the aggregate principal amount of $1,100,000, originally issued on February 2013, for a like principal amount of the Notes and cash paid for any accrued but unpaid interest on the Old Note. Included among the investors subscribing for the Notes are: Bruno Meier, a director of the Company, in the amount of $250,000; Joan Giacinti, a director of the Company, in the amount of $300,000; Charles T. Maxwell, Chairman of the Board of Directors of American DG Energy, in the amount of $250,000; and Nettlestone Enterprises Limited, a shareholder of both the Company and American DG Energy, in the amount of $300,000. The proceeds of the offering of the Notes will be used in connection with the development and installation of current and new energy systems, business development and for general corporate purposes.

The Company owns the energy-producing equipment at the customer’s site; therefore, the business is capital intensive. The Company believes that its existing resources, including cash and cash equivalents, future cash flow from operations, its ability to control certain costs, including those related to general and administrative expenses, and the use of capital from its parent company, will be sufficient to meet the working capital requirements of its existing business for the foreseeable future, including the next 12 months; however, as the Company continues to grow its business by adding more energy systems, the cash requirements will increase. Beyond June 30, 2014, if the Company cannot raise capital by the existing equity fundraising effort, it may need to raise additional capital through a debt financing or use capital provided by its parent to meet its operating and capital needs. There can be no assurance, however, that the Company will be successful in these fund-raising efforts or that additional funds will be available on acceptable terms, if at all.

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

Significant Accounting Policies and Critical Estimates

The Company's significant accounting policies are discussed in “Note 1 - Description of business and summary of significant accounting policies” to the Consolidated Financial Statements above and are those that are incorporated in the

EUROSITE POWER INC.

Company's Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC. The accounting policies and estimates that can have a significant impact upon the operating results, financial position and footnote disclosures of the Company are described in “Note 1 - Description of business and summary of significant accounting policies” to the Consolidated Financial Statements above and “Note 1 - Description of business and summary of significant accounting policies ” to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4. Controls and Procedures

Management’s evaluation of disclosure controls and procedures:

Our disclosure controls and procedures are designed to provide reasonable assurance that the control system’s objectives will be met. Our management, including our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures as of June 30, 2013, or the Evaluation Date, have concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective due to material weaknesses in financial reporting relating to lack of personnel with a sufficient level of accounting knowledge and a small number of employees dealing with general controls over information technology. At the present time, our management has decided that, considering the employees involved and the control procedures in place, there are risks associated with the above, but the potential benefits of adding additional employees to mitigate these weaknesses do not justify the expenses associated with such increases. Management will continue to evaluate the above weaknesses, and as the Company grows and resources become available, the Company plans to take the necessary steps in the future to remediate the weaknesses.

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

EUROSITE POWER INC.

Changes in Internal Control over Financial Reporting:

In connection with the evaluation referred to in the foregoing paragraph, we will make changes in our internal controls over financial reporting as soon as the resources become available. As of June 30, 2013, no changes have been made to the Company’s process.

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

EUROSITE POWER INC.

Item 6. Exhibits

Exhibit
Number		Description of Exhibit

4.1
Promissory Note by the Company issued to American DG Enegry, dated February 26, 2013 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, filed with the SEC on June 18, 2013).

4.2
Form of 4% Senior Convertible Note Due 2015, dated June 14, 2013 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K, filed with the SEC on June 18, 2013). (Schedule of applicable agreements filed herewith).

10.1
Form of Subscription Agreement, dated June 14, 2013 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on June 18, 2013). (Schedule of applicable agreements filed herewith).

10.2
4% Senior Convertible Notes due 2015 Noteholders Agreement by and among the Company, American DG Energy Inc. and the Holders named therein, dated June 14, 2013 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the SEC on June 18, 2013).

10.3
Registration Rights Agreement by and among the Company and the Noteholders names therein, dated June 14, 2013 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed with the SEC on June 18, 2013).

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

* Filed herewith
** Furnished herewith

EUROSITE POWER INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 2013.

EUROSITE POWER INC.
(Registrant)

By: /s/ BARRY J. SANDERS
Chief Executive Officer
(Principal Executive Officer)

By: /s/ ANTHONY S. LOUMIDIS
Chief Financial Officer
(Principal Financial Officer)