Form 10-Q
period 2013-09-30
EUROSITE POWER INC.
filed 2013-11-14
CIK 1528103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non –accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Title of each class	Outstanding at November 14, 2013
Common Stock, $0.001 par value	56,747,100

EUROSITE POWER INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDING SEPTEMBER 30, 2013

References in this Form 10-Q to “we”, “us”, “our”, the “Company” and “EuroSite Power” refers to EuroSite Power Inc. and its consolidated subsidiaries, unless otherwise noted.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

EUROSITE POWER INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 30, 2013 and December 31, 2012 (unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$2,197,660	$832,511
Accounts receivable	32,325	8,443
Value added tax receivable	72,665	181,217
Inventory	534,004	1,173,729
Other current assets	72,413	10,294
Total current assets	2,909,067	2,206,194
Property, plant and equipment, net	3,618,934	1,526,948
Other assets, long-term	31,575	—
TOTAL ASSETS	$6,559,576	$3,733,142

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$259,742	$203,764
Due to related party	32,884	124,206
Accrued expenses and other current liabilities	106,226	62,385
Total current liabilities	398,852	390,355
Long-term liabilities
Convertible debentures	4,000,000	—
Total liabilities	4,398,852	390,355

Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 56,747,100 issued and outstanding at September 30, 2013 and December 31, 2012, respectively	56,747	56,747
Additional paid-in capital	6,640,937	6,472,697
Accumulated deficit	(4,537,076)	(3,186,657)
Total stockholders’ equity	2,160,608	3,342,787

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,559,460	$3,733,142

See Notes to unaudited Condensed Consolidated Financial Statements

EUROSITE POWER INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended September 30, 2013 and September 30, 2012

	Three Months Ended
	September 30, 2013	September 30, 2012
	(unaudited)	(unaudited)
Revenues
Energy revenues	$168,148	$5,594
Turnkey & other revenues	—	18,398
	168,148	23,992
Cost of sales
Fuel, maintenance and installation	172,209	18,089
Depreciation expense	19,034	—
	191,243	18,089
Gross profit	(23,095)	5,903

Operating expenses
General and administrative	189,912	203,544
Selling	104,138	167,169
Engineering	33,787	21,440
	327,837	392,153
Loss from operations	(350,932)	(386,250)
Other income (expense)
Interest and other income	2,480	2,997
Interest expense	(40,000)	—
	(37,520)	2,997

Loss before income taxes	(388,452)	(383,253)
Provision for income taxes	—	—
Net loss	$(388,452)	$(383,253)

Net loss per share - basic and diluted	$(0.01)	$(0.01)
Weighted-average shares outstanding - basic and diluted	56,747,100	54,362,100

See Notes to unaudited Condensed Consolidated Financial Statements

EUROSITE POWER INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Nine Months Ended September 30, 2013 and September 30, 2012

	Nine Months Ended
	September 30, 2013	September 30, 2012
	(unaudited)	(unaudited)
Revenues
Energy revenues	$476,010	$5,594
Turnkey & other revenues	—	45,992
	476,010	51,586
Cost of sales
Fuel, maintenance and installation	443,080	38,193
Depreciation expense	51,497	—
	494,577	38,193
Gross profit	(18,567)	13,393

Operating expenses
General and administrative	756,461	779,351
Selling	413,926	462,164
Engineering	99,998	55,432
	1,270,385	1,296,947
Loss from operations	(1,288,952)	(1,283,554)
Other income (expense)
Interest and other income	4,278	12,138
Interest expense	(65,745)	—
	(61,467)	12,138

Loss before income taxes	(1,350,419)	(1,271,416)
Provision for income taxes	—	—
Net loss	$(1,350,419)	$(1,271,416)

Net loss per share - basic and diluted	$(0.02)	$(0.02)
Weighted-average shares outstanding - basic and diluted	56,747,100	54,362,100

See Notes to unaudited Condensed Consolidated Financial Statements

EUROSITE POWER INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2013 and September 30, 2012

	Nine Months Ended
	September 30, 2013	September 30, 2012
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,350,419)	$(1,271,416)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	56,196	4,261
Stock-based compensation	172,799	374,014
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	(23,882)	(24,457)
Value added tax receivable	108,552	15,775
Inventory	639,725	(60,463)
Prepaid and other current assets	(93,694)	(4,656)
Increase (decrease) in:
Accounts payable	56,094	213,743
Due to related party	(91,322)	82,014
Accrued expenses and other current liabilities	43,841	(11,955)
Net cash used in operating activities	(482,110)	(683,140)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,148,182)	(884,556)
Net cash used in investing activities	(2,148,182)	(884,556)

CASH FLOWS FROM FINANCING ACTIVITIES:
Costs associated with fund raising	(4,559)	—
Proceeds from cancellation of parent note	1,100,000	—
Proceeds from convertible debentures	2,900,000	—
Net cash provided by financing activities	3,995,441	—

Net (decrease) increase in cash and cash equivalents	1,365,149	(1,567,696)
Cash and cash equivalents, beginning of the period	832,511	2,338,783
Cash and cash equivalents, end of the period	$2,197,660	$771,087

Supplemental disclosures of cash flow information:
Conversion of parent promissory note to convertible debentures	$1,100,000	$—

See Notes to unaudited Condensed Consolidated Financial Statements

EUROSITE POWER INC.

Notes to Interim Unaudited Condensed Consolidated Financial Statements for the period ending September 30, 2013

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

Principles of Consolidation and Basis of Presentation

The unaudited condensed consolidated financial statements, or the Unaudited Financial Statements, presented herein have been prepared by the Company, without audit, and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the interim periods presented. The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and pursuant to the rules and regulations of the SEC, for reporting in this Quarterly Report on Form 10-Q, or the Quarterly Report. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is suggested that the Unaudited Financial Statements be read in conjunction with the consolidated financial statements and notes included in the Company’s Form 10-K for the year ended December 31, 2012. The Company’s operating results for the nine month period ended September 30, 2013, may not be indicative of the results expected for any succeeding interim periods or for the entire year ending December 31, 2013.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary EuroSite Power Limited, a United Kingdom registered company.

On July 9, 2010, American DG Energy invested $45,000 in exchange for 45 million shares of the Company’s common stock, par value $.001 per share, or Common Stock, and obtained controlling interest in the Company. Also on July 9, 2010, Nettlestone Enterprises Limited, invested $5,000 in exchange for 5 million shares of the Company’s Common Stock. As of September 30, 2013, American DG Energy owned an 70.7% interest in the Company and consolidates the Company into its financial statements in accordance with GAAP.

The Company’s operations are comprised of one business segment. The Company’s business is to sell energy in the form of electricity, heat, hot water and cooling to its customers under long-term sales agreements.

The Company has experienced total net losses since inception of $4.5 million. For the foreseeable future, the Company expects to experience continuing operating losses and negative cash flows from operations as its management executes its current business plan. The Company believes that its existing resources, including cash and cash equivalents, future cash flow from operations, its ability to control certain costs, including those related to general and administrative expenses, and the use of capital from its parent company, will be sufficient to meet the working capital requirements of its existing business for the foreseeable future, including the next 12 months; however, as the Company continues to grow its business by adding more energy systems, the cash requirements will increase. Beyond September 30, 2014, if the Company cannot raise capital by the existing equity fundraising effort, it may need to raise additional capital through a debt financing or use capital provided by its parent to meet its operating and capital needs. There can be no assurance, however, that the Company will be successful in these fund-raising efforts or that additional funds will be available on acceptable terms, if at all.

Since its inception to September 30, 2013, the Company has raised a total of $5,896,000 through various private placements of Common Stock. If the Company is unable to raise additional capital, the Company may need to terminate certain of its employees and adjust its current business plan. Financial considerations may cause the Company to modify planned deployment of new energy systems and the Company may decide to suspend installations until it is able to secure

EUROSITE POWER INC.

additional working capital. The Company will evaluate possible acquisitions of, or investments in, businesses, technologies and products that are complementary to its business; however, the Company is not currently engaged in such discussions.

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

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist of highly liquid cash equivalents. The Company has cash balances in certain financial institutions in amounts which occasionally exceed current federal deposit insurance limits. The financial stability of these institutions is continually reviewed by senior management. As of September 30, 2013, the Company had a balance of $2,197,660 in cash and cash equivalents. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Accounts Receivable

The Company maintains receivable balances with its customers. The Company reviews its customers’ credit history before extending credit and generally does not require collateral. An allowance for doubtful accounts is established based upon factors surrounding the credit risk of specific customers, historical trends and other information. Bad debts are written off when identified by management. At September 30, 2013 and December 31, 2012, there was no allowance for doubtful accounts.

Inventory

Inventories are stated at the lower of cost or market, valued on a first-in, first-out basis. Inventory is reviewed periodically for slow-moving and obsolete items.

Supply Concentrations

All of the Company’s cogeneration unit purchases for the periods ending September 30, 2013 and 2012, respectively, were from one vendor (see “Note 6 - Related parties”). The Company believes there are sufficient alternative vendors available to ensure a constant supply of cogeneration units on comparable terms. However, in the event of a change in suppliers, there could be a delay in obtaining units which could result in a temporary slowdown of installing additional income producing sites. The Company believes there are sufficient alternative vendors available to ensure a constant supply of maintenance and installation services on comparable terms. However, in the event of a change of vendor, there could be a delay in installation or maintenance services.

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

EUROSITE POWER INC.

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

See “Note 4 – Stockholders’ equity” for a summary of the stock option activity under our 2011 Stock Incentive Plan, as amended, and the UK Sub-Plan for the periods ending September 30, 2013 and 2012, respectively.

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

Other Comprehensive Net Loss

The comprehensive net loss for the periods ending September 30, 2013 and 2012, respectively, does not differ from the reported loss.

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

Note 2 — Inventory:

As of September 30, 2013 and December 31, 2012, the Company had $534,004 and $1,173,729, respectively, in inventory which consisted of finished goods. As of September 30, 2013 and December 31, 2012, there were no reserves or write downs recorded against inventory.

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

The holders of the Notes are subject to and entitled to the benefits of the 4% Senior Convertible Notes due 2015 Noteholders Agreement, dated June 14, 2013, or the Noteholders Agreement. The Notes will mature on June 14, 2015 and will accrue interest at the rate of 4.0% per annum payable in cash on a semi-annual basis. At the Investor's option, the Notes

EUROSITE POWER INC.

may be converted into shares of the Company's common stock at an initial conversion rate of 1,000 shares of common stock per $1,000 principal amount of Notes, subject to adjustment. At the scheduled maturity date, each of the Investors will have the following options: request payment of their principal amount and accrued interest in cash; extend the term of the Notes for an additional 3 years with an automatic decrease in interest rate to 3.0% per annum; or exchange the Notes for a new non-convertible note with a 3 year maturity and a 6.0% per annum interest rate; no accrued interest will be lost on such exchange. The Company has evaluated the term-extending option and has determined that the extension option on the Notes represents a derivative under ASC 815-15-25-44 however, it has concluded that its value at inception and at September 30, 2013 was de minimis based on the current rising interest rate environment; the improving U.S. economy and the potential end of Federal Reserve bond purchases; and current market yields of convertible debentures with maturities similar to ours.

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

EUROSITE POWER INC.

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

The holders of Common Stock have the right to vote their interest on a per share basis. At September 30, 2013, there were 56,747,100 shares of Common Stock outstanding.

On July 2, 2013, American DG Energy declared a special dividend of one share of EuroSite Power common stock for every ten shares of American DG Energy common stock. The special dividend was paid on August 15, 2013, to stockholders of record as of the close of business on July 25, 2013. In connection with this transaction American DG Energy issued to its stockholders an aggregate of 4,880,720 shares of EuroSite Power common stock that it owned. The EuroSite Power shares distributed pursuant to the special dividend are not restricted securities in the hands of shareholders who are not affiliates of American DG Energy or Eurosite Power. Affiliates may sell the securities only after a 6 month holding period pursuant to the provisions of the SEC's Rule 144.

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

Stock options vest based upon the terms within the individual option grants, usually over a four year period with an acceleration of the unvested portion of such options upon a liquidity event, as defined in the Company’s stock option agreement. The options are not transferable except by will or domestic relations order. The option price per share under the Amended Plan is not less than the fair value of the shares on the date of the grant. The number of securities remaining available for future issuance under the Amended Plan was 675,000 at September 30, 2013.

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

EUROSITE POWER INC.

On March 12, 2012, in connection with the 10% stock dividend declared on the Company’s common stock, all outstanding stock option awards were modified in accordance with the plan in order to adjust the exercise price to $0.90.

On March 20, 2013, the Company granted to a director options to purchase 100,000 shares of Common Stock, plus an additional grant of 138,000 options to purchase shares of Common Stock at a purchase price of $0.86 per share. Those options have a vesting schedule of four years and expire in ten years. The assumptions used in the Black-Scholes option pricing model include an expected life of 6.25 years, a risk-free interest rate of 1.28% and an expected volatility of 36.4%. The fair value of the options issued was $74,049, with a grant date fair value of $0.34 per option.
During the nine month period ending September 30, 2013, the Company had 3,825,000 options outstanding and recognized employee non-cash compensation expense of $172,799 related to the issuance of those stock options. At September 30, 2013, the total compensation cost related to unvested stock option awards not yet recognized was $252,425. This amount will be recognized over the weighted average period of 2.64 years. Stock option activity as of and for the nine month period ending September 30, 2013 was as follows:

Common Stock Options	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Outstanding, December 31, 2012	3,590,000	$0.90	$0.90	8.34 years	359,000
Granted	238,000	0.86	0.86
Exercised	—	—	—
Canceled	(3,000)	0.90	0.90
Expired	—	—	—
Outstanding, September 30, 2013	3,825,000	$0.90	$0.90	7.71 years	$—
Exercisable, September 30, 2013	1,495,000		$0.90		$—
Vested and expected to vest, September 30, 2013	3,825,000		$0.90		$—

The aggregate intrinsic value of options outstanding as of September 30, 2013, is calculated as the difference between the exercise price of the underlying options and the price of the Company’s Common Stock for options that were in-the-money as of that date. Options that were not in-the-money as of that date, and therefore have a negative intrinsic value, have been excluded from this amount. At September 30, 2013 there were 2,330,000 unvested stock options vesting over 1.85 years.

Note 5 — Earnings per share:

Basic and diluted earnings per share for the three and nine month periods ended September 30, 2013 and 2012, respectively was as follows:

	Three Months		Nine Months
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Earnings per share
Loss available to stockholders	$(388,452)	$(383,253)	$(1,350,419)	$(1,271,416)
Weighted average shares outstanding - Basic and diluted	56,747,100	54,362,100	56,747,100	54,362,100
Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Shares underlying warrants outstanding	2,507,525	—	2,507,525	—
Shares underlying stock options outstanding	3,825,000	3,590,000	3,825,000	3,590,000
Shares underlying convertible debentures outstanding	4,000,000	—	4,000,000	—

Note 6 — Related parties:

American DG Energy, the Company's parent, Tecogen, Ilios Inc., or Ilios, GlenRose Instruments Inc., or GlenRose Instruments, Pharos LLC, or Pharos, and Levitronix Technologies LLC, or Levitronix are affiliated companies by virtue of

EUROSITE POWER INC.

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

•
Dr. George N. Hatsopoulos, who is John N. Hatsopoulos’ brother, who holds 0.3% of the Company's common stock is also: (a) a director of American DG Energy and holds 13.9% of that company’s common stock; (b) a director of Tecogen and holds 25.9% of that company’s common stock; (c) an investor in Ilios and holds 3.1% of that company’s common stock; (d) an investor of GlenRose Instruments and holds 15.7% of that company’s common stock; (e) founder and investor in Pharos and holds 24.4% of that company’s common stock; and (f) an investor and director of Levitronix and holds 21.4% of that company’s common stock.

The Company expects to purchase the majority of its energy equipment from American DG Energy, its parent. American DG Energy owns a 70.3% of the Common Stock of the Company. American DG Energy purchases energy equipment primarily from Tecogen which manufactures natural gas, engine-driven commercial and industrial cooling and cogeneration systems, and from Ilios which is developing a line of ultra-high-efficiency heating products, such as a high efficiency water heater, that provides twice the efficiency of conventional boilers, based on management estimates, for commercial and industrial applications utilizing advanced thermodynamic principles.

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

The Company purchases energy systems from American DG Energy and ships them to the United Kingdom. At September 30, 2013 and December 31, 2012, the Company had an inventory balance of $534,004 and $1,173,729, respectively, consisting of energy systems purchased from American DG Energy.

On February 26, 2013, the Company received financing in the amount of $1,100,000 from American DG Energy, its parent. Under the terms of the agreement the Company was to pay interest at a rate of 6.0% per annum payable quarterly in arrears.

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

Jesse T. Herrick, the Company’s Chief Financial Officer, devotes part of his business time to the affairs of American DG Energy. His salary is paid by American DG Energy but a portion is reimbursed by the Company according to the requirements of the business in a given week at a fully burdened hourly rate of $80. On average, Mr. Herrick spends approximately 15% of his business time on the affairs of the Company, but such amount varies widely depending on the needs of the business and is expected to increase as the business of the Company develops.

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

At September 30, 2013, the Company has no financial instruments that are required to be recorded at fair value on a recurring basis. The Company’s financial instruments include cash and cash equivalents and accounts payable whose recorded values approximate fair value based on their short term nature.

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

Third Quarter 2013 Compared to Third Quarter 2012

Revenues

Revenues in the third quarter of 2013 were $168,148 compared to $23,992 for the same period in 2012 an increase of $144,156 or 600.9%. The revenues during the quarter included energy revenues from existing systems, and increased primarily due to the installation and start of operations of additional energy systems.

Cost of Sales

Cost of sales including depreciation expense in the third quarter of 2013 was $191,243 compared to $18,089 for the same period in 2012, primarily attributable to the larger installed base of operating systems.

Operating Expenses

General and administrative expenses were $189,912 in the third quarter of 2013, compared to $203,544 for the same period in 2012, a decrease of $13,632 or 6.7%. The decrease in in general and administrative expenses was due to a reduction in non cash compensation.

Selling expenses were $104,138 in the third quarter of 2013, compared to $167,169 for the same period in 2012, an decrease of $63,031 or 37.7%. The decrease was primarily due to the reduction in advertising and marketing costs associated with the initial introduction campaign at the Company.

Engineering expenses were $33,787 in the third quarter of 2013, compared to $21,440 for the same period in 2012 due to the addition of a new employee.

EUROSITE POWER INC.

Other Income

Other income was $2,480 in the third quarter of 2013, compared to $2,997 for the same period in 2012, due to interest on our cash balance. Interest expense was $40,000 in the third quarter of 2013, compared to $0 for the same period in September 30, 2012 due to interest on the parent note payable and the convertible debentures. See "Note 3 - Convertible debentures".

Net Loss

Net loss was $388,452 in the third quarter of 2013, compared to net loss of $383,253 for the same period in 2012, a difference of 1.4% increase from the prior year.

First Nine Months of 2013 Compared to First Nine Months of 2012

Revenues

Revenues in the first nine months of 2013 were $476,010 compared to $51,586 for the same period in 2012 an increase of $424,424. The revenues during the period included energy revenues from existing systems, and increased primarily due to the installation and start of operations of additional energy systems.

Cost of Sales

Cost of sales including depreciation expense in the first nine months of 2013 was $494,577 compared to $38,193 for the same period in 2012, primarily attributable to the larger installed base of operating systems.

Operating Expenses

General and administrative expenses were $756,461 in the first nine months of 2013, compared to $779,351 for the same period in 2012, a decrease of $22,890 or 2.9%. The decrease in general and administrative expenses was due to a reduction in non cash compensation.

Selling expenses were $413,926 in the first nine months of 2013, compared to $462,164 for the same period in 2012, a decrease of 48,238. The decrease in selling expenses was primarily due to a reduction in one-time promotional fees incurred during the introduction of EuroSite Power to the United Kingdom market.

Engineering expenses were $99,998 in the first nine months of 2013, compared to $55,432 for the same period in 2012. The increase comes from the addition of a new employee and the related costs.

Other Income

Other income was $4,278 in the first nine months of 2013, compared to $12,138 for the same period in 2012, due to interest on our cash balance. Interest expense was $65,745 in the first nine months of 2013, compared to $0 for the same period in September 30, 2012 due to interest on the parent note payable and the convertible debentures. See "Note 3 - Convertible debentures" and or our Consolidated Financial Statements, which are incorporated herein by reference.

Net Loss

Net loss was $1,350,419 in the first nine months of 2013, compared to net loss of $1,271,416 for the same period in 2012. primarily due to our operating expenses.

Liquidity and Capital Resources

Consolidated working capital was $2,510,215 as of September 30, 2013, compared to $1,815,839 at December 31, 2012. Included in working capital were cash and cash equivalents of $2,197,660 as of September 30, 2013, compared to $832,511 at December 31, 2012. The increase in working capital was a result of cash raised from the Convertible Debentures.

Cash used in operating activities was $482,110 in the first nine months of 2013, compared to cash used of $683,140 for the same period in 2012. Our inventory balance decreased to $534,004 in the first nine months of 2013, compared to $1,173,729 at December 31, 2012, resulting in an increase of cash of $639,725 due to the increase in purchases of energy

EUROSITE POWER INC.

systems from American DG Energy for the United Kingdom in the prior period. Our value added tax receivable decreased to $72,665 in the first nine months of 2013, compared to $181,217 at December 31, 2012, resulting in an increase of cash of $108,552. Our other current assets increased to $72,413 in the first nine months of 2013, compared to $10,294 at December 31, 2012, resulting in a decrease of cash of $93,694.

Accounts payable balance increased to $259,742 in the first nine months of 2013, compared to $203,764 at December 31, 2012, resulting in an increase of cash of $56,094 due to the timing related to the purchase of energy systems. Our accrued expense and other current liabilities increased to $106,226 in the first nine months of 2013, compared to $62,385 at December 31, 2012, resulting in a increase of cash of $43,841.

The primary investing activities of the Company’s operations included the purchase of equipment. In the first nine months of 2013, the Company used $2,148,182 for purchases of equipment.

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

The Company owns the energy-producing equipment at the customer’s site; therefore, the business is capital intensive. The Company believes that its existing resources, including cash and cash equivalents, future cash flow from operations, its ability to control certain costs, including those related to general and administrative expenses, and the use of capital from its parent company, will be sufficient to meet the working capital requirements of its existing business for the foreseeable future, including the next 12 months; however, as the Company continues to grow its business by adding more energy systems, the cash requirements will increase. Beyond September 30, 2014, if the Company cannot raise capital by the existing equity fundraising effort, it may need to raise additional capital through a debt financing or use capital provided by its parent to meet its operating and capital needs. There can be no assurance, however, that the Company will be successful in these fund-raising efforts or that additional funds will be available on acceptable terms, if at all.

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

Significant Accounting Policies and Critical Estimates

The Company's significant accounting policies are discussed in “Note 1 - Description of business and summary of significant accounting policies” to the Consolidated Financial Statements above and are those that are incorporated in the Company's Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC. The accounting policies and estimates that can have a significant impact upon the operating results, financial position and footnote disclosures of the Company are described in “Note 1 - Description of business and summary of significant accounting policies” to the Consolidated Financial Statements above and “Note 1 - Description of business and summary of significant accounting policies ” to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, including any outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4. Controls and Procedures

Management’s evaluation of disclosure controls and procedures:

Our disclosure controls and procedures are designed to provide reasonable assurance that the control system’s objectives will be met. Our management, including our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures as of September 30, 2013, or the Evaluation Date, have concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective due to material weaknesses in financial reporting relating to lack of personnel with a sufficient level of accounting knowledge and a small number of employees dealing with general controls over information technology. At the present time, our management has decided that, considering the employees involved and the control procedures in place, there are risks associated with the above, but the potential benefits of adding additional employees to mitigate these weaknesses do not justify the expenses associated with such increases. Management will continue to evaluate the above weaknesses, and as the Company grows and resources become available, the Company plans to take the necessary steps in the future to remediate the weaknesses.

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

Changes in Internal Control over Financial Reporting:

In connection with the evaluation referred to in the foregoing paragraph, we will make changes in our internal controls over financial reporting as soon as the resources become available. As of September 30, 2013, no changes have been made to the Company’s process.

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

* Filed herewith
** Furnished herewith

EUROSITE POWER INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 14, 2013.

EUROSITE POWER INC.
(Registrant)

By: /s/ BARRY J. SANDERS
Chief Executive Officer
(Principal Executive Officer)

By: /s/ JESSE T. HERRICK
Chief Financial Officer
(Principal Financial Officer)