Form 10-K
period 2013-12-31
EUROSITE POWER INC.
filed 2014-04-09
CIK 1528103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013
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
Yes ☐ No ☒

i

The aggregate market value of the voting common stock of the registrant held by non-affiliates was $8,204,070 based on the $0.70 closing price per share of common stock on the OTCQB tier of the OTC Markets on June 28, 2013.

As of March 28, 2014 the registrant’s shares of common stock outstanding were: 56,747,100.

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

SEE “RISK FACTORS,” “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” AND “BUSINESS,” AS WELL AS OTHER SECTIONS IN THIS REPORT, THAT DISCUSS SOME OF THE FACTORS THAT COULD CONTRIBUTE TO THESE DIFFERENCES. THE FORWARD-LOOKING STATEMENTS MADE IN THIS ANNUAL REPORT ON FORM 10-K RELATE ONLY TO EVENTS AS OF THE DATE OF WHICH THE STATEMENTS ARE MADE. EXCEPT AS REQUIRED BY LAW, WE UNDERTAKE NO OBLIGATION TO UPDATE OR RELEASE ANY FORWARD- LOOKING STATEMENTS AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

ii

EUROSITE POWER INC.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

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

The Company was incorporated as a Delaware corporation on July 9, 2010, and is currently a 70.7% subsidiary of American DG Energy Inc., or American DG Energy. American DG Energy is an onsite energy company that sells energy in the form of electricity, heat, hot water and air conditioning under long-term contracts with commercial, institutional and light industrial customers in the United States. EuroSite Power is introducing the American DG Energy business model to the United Kingdom and Europe.

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

In addition to its parent, American DG Energy, the Company has five affiliated companies, namely Tecogen Inc., or Tecogen, Ilios Inc., or Ilios, GlenRose Instruments Inc., or GlenRose Instruments, Pharos LLC, or Pharos, and Levitronix Technologies LLC, or Levitronix. These companies are affiliates because several of the major shareholders of American DG Energy, the Company's corporate parent, have significant ownership positions in, or may be deemed to beneficially own, Tecogen, Ilios, GlenRose Instruments, Pharos and Levitronix. Tecogen, Ilios, GlenRose Instruments, Pharos and Levitronix do not own any shares of the Company, and the Company does not own any shares of Tecogen, Ilios, GlenRose Instruments, Pharos, or Levitronix. The common shareholders include John N. Hatsopoulos, who is the Chairman of the Company and GlenRose Instruments, the Chief Executive Officer and a director of American DG Energy and Tecogen, and a director of Ilios. Also, Dr. George N. Hatsopoulos, who is John N. Hatsopoulos' brother, is a director of Tecogen and Levitronix and an investor in American DG Energy, GlenRose Instruments, Ilios, Pharos and Levitronix.

Tecogen is a leading manufacturer of combined heat and power products, or CHP, including natural gas engine-driven cogeneration and air conditioning systems for industrial and commercial use. Ilios is a subsidiary of Tecogen that was formed in April 2009 to develop and distribute a line of ultra-high-efficiency heating products, such as a high efficiency water heater, that provide twice the efficiency of conventional boilers, based on management estimates, for commercial and industrial applications utilizing advanced thermodynamic principles. American DG Energy and the Company purchase energy equipment from various suppliers. The primary types of equipment used are natural gas engine-driven cogeneration and air conditioning systems provided by Tecogen and Ilios. Both Tecogen and American DG Energy will distribute the Ilios products. The business of GlenRose Instruments, Pharos and Levitronix is not related to the business of American DG Energy, the Company and their other corporate affiliates.

During 2013, the Company operated sixteen energy systems, at thirteen locations in the United Kingdom. The revenue per customer on a monthly basis is based on the sum of the amount of energy produced by the Company's energy systems and the published price of energy (electricity, natural gas or oil) from its customers' local energy utility that month, less the discounts the Company provides its customers. The Company's revenues commence as new energy systems become operational.

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

EUROSITE POWER INC.

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

•	Our sales model targets the top property owners with suitable operations for our On-Site Utility. Our direct sales team, advisory board and sales partners are selected to target these customers.

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

•
With the additional introduction of the Ilios high efficiency water heater in the first half of 2012, and the introduction of the Low Emissions Technology in August of 2011, developed by Tecogen we expect to market a full array of highly innovative, efficient, and low emissions technologies to produce electricity, hot water, heat and cooling.

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

EUROSITE POWER INC.

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

The Company and its Affiliates

American DG Energy, GlenRose Instruments, Tecogen and Ilios, are affiliated companies by virtue of common ownership. Specifically, as of December 31, 2013, John N. Hatsopoulos who is the Chairman of the Company is: (a) the Chief Executive Officer and director of American DG Energy and holds 10.7% of the company’s common stock, (b) the Chief Executive Officer and director of Tecogen and holds 24.5% of the company’s common stock, (c) a director of Ilios and holds 7.2% of the company’s common stock, and (d) the Chairman of GlenRose Instruments and holds 15.7% of the company’s common stock. Dr. George N. Hatsopoulos, who is John N. Hatsopoulos’ brother: (a) holds 13.6% of American DG Energy’s common stock, (b) is a director of Tecogen and holds 23.5% of the company’s common stock, (c) an investor in Ilios and holds 3.1% of the company’s common stock and (d) an investor of GlenRose Instruments and holds 15.7% of the company’s common stock.

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

EUROSITE POWER INC.

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

•	Rapid adaptation to changing demand requirements (e.g., weeks, not years to add new generating capacity where and when it is needed).

•	Ability to by-pass transmission line and substation bottlenecks in congested service areas.

•	Avoidance of site and right-of-way issues affecting large-scale power generation and distribution projects.

•	Clean operation, from using natural gas fired reciprocating engines using microprocessor combustion controls and low-cost exhaust catalyst technology developed for automobiles.

•	Potential for rapid economic paybacks for equipment investments, when compared to existing utility costs and technologies.

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

“Combined heat and power systems offer considerable environmental benefits when compared with purchased electricity and onsite-generated heat. By capturing and utilizing heat that would otherwise be wasted from the production of electricity, CHP systems require less fuel than equivalent separate heat and power systems to produce the same amount of energy. Because less fuel is combusted, greenhouse gas emissions, such as carbon dioxide (CO2), as well as criteria air pollutants like nitrogen oxides (NOx) and sulfur dioxide (SO2), are reduced." (See: http://epa.gov/chp/basic/environmental.html).

The disadvantages of the Company’s On-Site Utility are:

EUROSITE POWER INC.

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

However, our business model is relatively untested in the United Kingdom and Europe since we begun operations in late 2012. It is extremely difficult to predict whether we will achieve any success in further developing our business. There can be no assurance that revenues will generate profits or be sufficient to maintain our business. We have experienced total net losses since inception of approximately $4.9 million. For the foreseeable future, we expect to experience continuing operating losses and negative cash flows from operations as our management attempts to execute our current business plan.

Business Model

Our parent, American DG Energy is an onsite energy company that sells energy in the form of electricity, heat, hot water and air conditioning under long-term contracts with commercial, institutional and light industrial customers. We are implementing our parent’s business strategy in the United Kingdom and Europe by installing our systems at no cost to our customers and retaining ownership of the system. Because our systems may operate at up to 90% efficiency, according to the EESI (versus less than 33% for the existing power grid), we are able to sell the energy produced by these systems to our customers at prices below their existing cost of electricity (or air conditioning), heat and hot water. Our cogeneration systems consist of natural gas-powered internal combustion engines that drive an electrical generator to produce electricity and capture the engine heat to produce space heating and hot water. Our energy systems may also be configured to drive a compressor that produces air conditioning and that also captures the engine heat.

To date, the Company's installations all run in conjunction with the electric utility grid and require standard interconnection approval from the local utility. American DG and the Company's customers use both our energy system and the electric utility grid for their electricity requirements. We typically supply the first 20% to 60% of the building’s electricity requirements while the remaining electricity is supplied by the electric utility grid. Our customers are contractually bound to use the energy we supply.

To date, the price that the Company has charged its customers is set forth in customer contracts at a discount to the price of the building’s local electric utility. For the 20% to 60% portion of the customer’s electricity that is supplied, the customer realizes immediate savings on its electric bill. In addition to electricity, it sells the heat and hot water at the same price the customer was previously paying or at a discount equivalent to the customer’s discount on electricity. Air conditioning systems are also priced at a discount so that the customer realizes overall cost savings from the installation.

Since we own and operate the energy systems and since customers have no investment in the units, our customers will benefit from no capital requirements and no operating responsibilities. We operate the energy systems so our customers

EUROSITE POWER INC.

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

In regions where high electricity rates prevail, monthly payments for CHP energy services can yield attractive paybacks on our investments in On-Site Utility projects. We expect the price of natural gas to have a minor effect on the financial returns obtained from our energy service contracts because the value of hot water and other thermal services produced from the recovered heat generated by the internal combustion engine in our On-Site Utility system will increase in proportion to higher fuel costs. This recovered energy, which comprises up to 60% of the total heating value of fuel supplied to the CHP equipment, displaces fuel that would otherwise be burned in conventional boilers.

Energy Producing Products

We offer cogeneration units sized to produce 100 kW of electricity, water chillers sized to produce 200 to 400 tons of cooling and high efficiency water heaters. For cogeneration, we prefer a modular design approach to allow us to group multiple units together to serve customers with considerably larger power requirements. Often, cogeneration units are

EUROSITE POWER INC.

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

EUROSITE POWER INC.

European governments are developing and refining various funding opportunities related to economic incentives and programs for DG operators. Our CHP systems fit very well with these programs. Other than funding opportunities related to incentives and programs, there do not appear to be any new government regulations that may affect us.

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

Financing Activities

On February 26, 2013, the Company issued a promissory note in the amount of $1,100,000 from American DG Energy, its parent (the American DG Note). Under the terms of the agreement the Company was to pay interest at a rate of 6.0% per annum payable quarterly in arrears.

On June 14, 2013, the Company entered into subscription agreements with certain investors, including American DG Energy Inc., or American DG, the Company's majority parent, for a private placement of an aggregate principal amount of $4,000,000 of 4% Senior Convertible Notes Due 2015, or the Notes. In connection with the private placement, American DG exchanged the American DG Note, for a like principal amount of the Notes and cash paid for any accrued but unpaid

EUROSITE POWER INC.

interest on the American DG Note. Included among the investors subscribing for the Notes are: Bruno Meier, a director of the Company, in the amount of $250,000; Joan Giacinti, a director of the Company, in the amount of $300,000; Charles T. Maxwell, Chairman of the Board of Directors of American DG, in the amount of $250,000; Nettlestone Enterprises Limited, a shareholder of both the Company and American DG, in the amount of $300,000; Perastra Management S.A., an investor in the Company and American DG, in the amount of $1,500,000; and Yves Micheli, an investor in the Company, in the amount of $300,000. The proceeds of the offering of the Notes will be used in connection with the development and installation of current and new energy systems, business development and for general corporate purposes.
The holders of the Notes are subject to and entitled to the benefits of the 4% Senior Convertible Notes due 2015 Noteholders Agreement, dated June 14, 2013, or the Noteholders Agreement. The Notes will mature on June 14, 2015 and will accrue interest at the rate of 4% per annum payable in cash on a semi-annual basis. At the Investor's option, the Notes may be converted into shares of the Company's common stock at an initial conversion rate of 1,000 shares of common stock per $1,000 principal amount of Notes, subject to adjustment. At the scheduled maturity date, each of the Investors will have the following options: request payment of their principal amount and accrued interest in cash; extend the term of the Notes for an additional 3 years with an automatic decrease in interest rate to 3% per annum; or exchange the Notes for a new non-convertible note with a 3 year maturity and a 6% per annum interest rate; no accrued interest will be lost on such exchange.

The Company initially concluded that the term-extending option mentioned above was an embedded derivative with de minimis value but has subsequently concluded that it is not considered a derivative under ASC 815-Derivatives and Hedging because the term extending feature is considered clearly and closely related to the Notes. Thus, this feature was not required to be bifurcated and no other initial accounting was required. The term-extending option has subsequently been eliminated pursuant to the note exchange agreements discussed below.

The Noteholders Agreement provides for customary events of default by the Company, including failure to pay interest within ten days of becoming due, failure to pay principal when due, failure to comply provisions of the Notes or the Noteholders Agreement, subject to cure, and certain events of bankruptcy or insolvency.

The holders of the Notes are entitled to the benefits of a registration rights agreement dated June 14, 2013 by and among the Company and the Noteholders named therein, or the Registration Rights Agreement. The Registration Rights Agreement provides for demand registration rights, such that upon the demand of 30% of the holders of Registrable Securities, as defined in the Registration Rights Agreement and subject to certain conditions (including that the Company is eligible to use a Form S-3 registration statement and that such holders anticipate an aggregate offering price, net of selling expenses, of at least $250,000), the Company will file a Form S-3 registration statement covering the Registrable Securities requested to be included in such registration, subject to adjustment.

On February 20, 2014, EuroSite Power Inc., or the Company, accepted certain separate note exchange agreements, or the Note Exchange Agreements, from the holders of its existing 4% Senior Convertible Notes Due 2015, originally issued on June 14, 2013, or the Notes, including American DG Energy Inc., or American DG, the Company’s majority parent, pursuant to which the Company exchanged the Notes for like principal amounts of 4% Senior Convertible Notes Due 2017, or the New Notes, in an aggregate principal amount of $4,000,000. Accrued but unpaid interest on the Notes will be treated as accrued interest under the New Notes. Included among the investors subscribing for the Notes are: Bruno Meier, a director of the Company, in the amount of $250,000; Joan Giacinti, a director of the Company, in the amount of $300,000; Charles T. Maxwell, Chairman of the Board of Directors of American DG, in the amount of $250,000; Nettlestone Enterprises Limited, a shareholder of both the Company and American DG, in the amount of $300,000; Perastra Management S.A., an investor in the Company and American DG, in the amount of $1,500,000; and Yves Micheli, an investor in the Company, in the amount of $300,000.

The holders of the Notes were subject to and entitled to the benefits of the 4% Senior Convertible Notes due 2015 Noteholders Agreement, dated June 14, 2013, or the Noteholders Agreement, and such agreement was amended by the Note Exchange Agreements. The Noteholders Agreement remains in effect as to the New Notes, except it has been amended to reflect the maturity of the New Notes as June 14, 2017; provide that the initial conversion rate of the New Notes is 1,667 shares of common stock per $1,000 principal amount of the New Notes, subject to adjustment; and eliminate the noteholders’ options to extend the Notes.

Material Contracts

On September 27, 2013, Anthony S. Loumidis resigned, effective September 30, 2013, from his positions as Chief Financial Officer, Secretary and Treasurer of EuroSite Power Inc., or the Company, and any other positions he may have had with the Company. Mr. Loumidis resigned in order to pursue other professional opportunities. Mr. Loumidis’s resignation

EUROSITE POWER INC.

was not a result of any disagreement with the Company or the Company’s Board of Directors. Coincident with his resignation Mr. Loumidis entered into a consulting agreement with the Company pursuant to which Mr. Loumidis will act as a consultant and financial advisor to the Company.

On March 20, 2013, the Company granted to a director options to purchase 100,000 shares of Common Stock, plus an additional grant of 118,000 options to three employees, a consultant and an advisor to purchase shares of Common Stock at a purchase price of $0.90 per share. Those options have a vesting schedule of four years and expire in ten years. The assumptions used in the Black-Scholes option pricing model include an expected life of 6.25 years, a risk-free interest rate of 1.28% and an expected volatility of 36.4%. The fair value of the options issued was $74,049, with a grant date fair value of $0.34 per option.

On September 30, 2013, the Company granted to two employees options to purchase 20,000 shares of Common Stock at a purchase price of $0.45 per share. Those options have a vesting schedule of four years and expire in ten years. The assumptions used in the Black-Scholes option pricing model include an expected life of 6.25 years, a risk-free interest rate of 2.02% and an expected volatility of 36.4%. The fair value of the options issued was $3,534, with a grant date fair value of $0.18 per option.

On October 15, 2013, the Company granted to an executive officer options to purchase 200,000 shares of Common Stock at a purchase price of $0.41 per share. Those options have a vesting schedule of four years and expire in ten years. The assumptions used in the Black-Scholes option pricing model include an expected life of 6.25 years, a risk-free interest rate of 2.11% and an expected volatility of 36.4%. The fair value of the options issued was $32,353, with a grant date fair value of $0.16 per option.

On September 27, 2013, the company entered into a consulting agreement with Anthony Loumidis, a provision of the agreement  treated the business relationship as a continuation as such as used in any option or restricted stock agreements that the consultant has entered into with the company.

The Company has entered into additional material agreements related to its issuance of convertible debt. These agreements and the related convertible debt are more particularly described under “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Recent Sales of Unregistered Securities.”

Government Regulation

We are not subject to extensive government regulation. We are required to file for local construction permits (electrical, mechanical and the like) and utility interconnects and we must make various filings in certain jurisdictions related to environmental emissions. Other than funding opportunities related to incentives and programs, there do not appear to be any new government regulations that may affect us.

Compliance with Environmental Laws

We are not required to comply with any environmental laws that are particular to our business, either in the United States or Europe. However, it is our policy to be environmentally conscientious in every aspect of our operations.

Employees

As of December 31, 2013, we had twelve employees, including four full time employees and one part time employee in the United Kingdom and seven part time employees in the United States. We believe that our relationship with our employees is satisfactory. None of our employees are represented by a collective bargaining agreement.

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

EUROSITE POWER INC.

Risk Factors Relating to Our Business

We only commenced active operations within the last 24 months. Our business model is untested outside the United States and may not be successful.

Our business model is to introduce the domestic “On-Site Utility” solution of our parent, American DG Energy, into the United Kingdom and European markets. This business model is to distribute, own and operate clean energy systems that produce electricity, hot water, heat and cooling generated by a natural gas engine and related equipment owned by us at a customer’s site. This business model is untested in the United Kingdom and Europe. Because, we only commenced active operations within the last 24 months, it is extremely difficult to predict whether we will achieve any success in developing our business. We face not only the risks inherent in American DG Energy’s business in the United States, but there are potential negative factors affecting the United Kingdom and European markets that do not affect American DG Energy in the United States, such as our lack of full familiarity with those markets, local laws, regulations and the like. In addition, there may be additional potential negative factors in implementing our business model outside the United States of which we are unaware. For these reasons and others, there can be no assurance that our business model will achieve any level of success.

Our On-Site Utility concept is largely unproven in the United Kingdom and Europe and may not be accepted by a sufficient number of customers in our target markets. We have limited historical operating results upon which to base projections of future financial performance, making it difficult for prospective investors to assess the value of our stock.

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

EUROSITE POWER INC.

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

EUROSITE POWER INC.

of these problems actually occur, acquisitions could negatively impact our financial performance and future value of our Common Stock.

We are controlled by our parent, American DG Energy, and our minority shareholders will be unable to effect changes in our governance structure or implement actions that require shareholder approval, such as a sale of the Company.

American DG Energy owns 70.7% of our outstanding Common Stock and will therefore have the ability to control various corporate decisions, including our direction and policies, the election of directors, the content of our charter and bylaws and the outcome of any other matter requiring shareholder approval, including a merger, consolidation or sale of substantially all of our assets or other change of control transaction. The concurrence of our minority shareholders will not be required for any of these decisions.

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

Our ability to access capital for the repayment of debts and for future growth is limited as the financial markets can be unpredictable.

Our ability to access capital could be impacted by various factors including general market conditions or a slowdown in the economy, interest rates, the perception of our potential future earnings and cash distributions, any unwillingness on the part of lenders to make loans to us and any deterioration in the financial position of lenders that might make them unable to meet their obligations to us.

Our business is affected by general economic conditions and related uncertainties affecting markets in which we operate. Volatility in current economic conditions could adversely impact our business in 2014 and for the foreseeable future.

Volatility in current economic conditions could adversely impact our business in 2014 and beyond, resulting in reduced demand for our products, increased rate of order cancellations or delays, increased risk of excess and obsolete inventories, increased pressure on the prices for our products and services; and greater difficulty in collecting accounts receivable.

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

EUROSITE POWER INC.

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

EUROSITE POWER INC.

There are material weaknesses in our disclosure controls and procedures and our internal control over financial reporting, which could harm our operating results or cause us to fail to meet our reporting obligations.

As of December 31, 2013, our management, including our principal executive officer and principal financial officer have performed evaluation of controls and procedures and concluded that our controls were not effective to provide reasonable assurance that information required to be disclosed by our Company in reports that we file under the Exchange Act, is recorded, processed, summarized and reported as when required. Management, including our principal executive officer and principal financial officer, conducted an evaluation of our internal control over financial reporting and based on this evaluation, management concluded that the Company's internal control over financial reporting was not effective as of December 31, 2013. The Company currently has material weaknesses in financial reporting relating to lack of personnel with a sufficient level of accounting knowledge and a small number of employees dealing with general controls over information technology. In addition, as previously announced on February 18, 2014, we are in the process of transitioning to a new Chief Financial Officer. Any failure to implement effective internal controls could harm our operating results or cause us to fail to meet our reporting obligations. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our Common Stock, and may require us to incur additional costs to improve our internal control system.

Trading of our Common Stock is restricted by the Securities and Exchange Commission's, or the SEC's, “penny stock” regulations which may limit a stockholder's ability to buy and sell our Common Stock.

The SEC has adopted regulations, or the penny stock rules, which generally define “penny stock” to be any equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our Common Stock is covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers or accredited investors, as defined in SEC regulations. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and other quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statement showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure and suitability requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our Common Stock. We believe that the penny stock rules may discourage investor interest in and limit the marketability of our Common Stock. Trading of our Common Stock may be restricted by the SEC's “penny stock” regulations which may limit a stockholder's ability to buy and sell our Common Stock.

The JOBS Act allows us to postpone the date by which we must comply with certain laws and regulations and to reduce the amount of information provided in reports filed with the SEC. We cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our Common Stock less attractive to investors.

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

For so long as we remain an emerging growth company we will not be required to:

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

EUROSITE POWER INC.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our headquarters is located in Waltham, Massachusetts and consists of 3,282 square feet of office and storage space that are subleased from Tecogen by American DG Energy, and such space is shared American DG Energy. American DG Energy is not currently charging the Company for utilizing its share of office space in the United States since it is insignificant in nature. The Company currently does not occupy any office space in the United Kingdom or Europe but intends to do so in the future. We believe that our facilities are appropriate and adequate for our current needs.

Item 3. Legal Proceedings.

We are not currently a party to any material litigation, and we are not aware of any pending or threatened litigation against us that could have a material adverse effect on our business, operating results or financial condition.

Item 4. Mine Safety Disclosures.

Not applicable.

EUROSITE POWER INC.

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market

Our Common Stock started trading on the OTC tier of the OTC Markets, or the OTCQB, on July 25, 2012. The market for our Common Stock is limited and volatile. The following table sets forth the high and low bid prices of our Common Stock for each of the periods indicated as reported by the OTCQB. The prices quoted on the OTCQB reflect inter-dealer prices, without retail mark-up, markdown or commissions. The OTCQB prices listed below may not represent actual transaction prices.

	2013		2012
	High	Low	High	Low
First Quarter	$10.01	$0.90	$—	$—
Second Quarter	0.90	0.51	—	—
Third Quarter	1.00	0.10	4.00	1.35
Fourth Quarter	0.75	0.35	11.00	1.25

 Holders

As of March 28, 2014, there were approximately 85 record holders of our common stock.

Dividends

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

Common Stock

On July 2, 2013, American DG Energy declared a special dividend of one share of EuroSite Power common stock for every ten shares of American DG Energy common stock. The special dividend was paid on August 15, 2013, to stockholders of record as of the close of business on July 25, 2013. In connection with this transaction American DG Energy issued to its stockholders an aggregate of 4,880,720 shares of the Company’s common stock that it owned.

On July 9, 2010 American DG Energy invested $45,000 in exchange for 45 million shares of the Company’s Common Stock and such investment resulted in American DG Energy receiving a controlling interest in the Company. Also on July 9, 2010 Nettlestone Enterprises Limited, invested $5,000 in exchange for 5 million shares of the Company’s Common Stock. During the period from July 9, 2010 to December 31, 2010, the Company raised an additional $2,261,000 in a private placement by selling 2,261,000 shares of Common Stock to 25 accredited investors at a price of $1.00 per share. The investors were accredited investors, and such transactions were exempt from registration under the Securities Act under Section 4(a)(2).

EUROSITE POWER INC.

During the period from January 1, 2011 to June 30, 2011, the Company raised an additional $1,250,000 in a private placement by selling 1,250,000 shares of Common Stock to 4 accredited investors at a price of $1.00 per share. The investors were accredited investors, and such transactions were exempt from registration under the Securities Act under Section 4(a)(2). No underwriters were involved in the foregoing sales of securities. All of the foregoing securities are deemed restricted securities for purposes of the Securities Act.

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

Also, on November 30, 2012, the Company entered into subscription agreements with selected investors for a private placement of units consisting, in the aggregate, of 875,000 shares of its Common Stock and warrants to purchase 875,000 shares of its Common Stock. The subscription agreements provided for the purchase of the units at a purchase price of $1.00 per unit, and the warrants at an exercise price of $1.00 per share of Common Stock and an expiration date of November 30, 2013. Scarsdale acted as placement agent, on a reasonable efforts basis, for the offering and received a placement fee in cash equal to 6.5% of the gross proceeds of the offering and 56,875 warrants with an exercise price of $1.00 per share of Common Stock that expired on November 30, 2013. The Company also reimbursed certain expenses incurred by Scarsdale in the offering. All investors were accredited investors, and such transactions were exempt from registration under the Securities Act under Section 4(a)(2).

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

On March 20, 2013, the Company granted to a director options to purchase 100,000 shares of Common Stock, plus an additional grant of 118,000 options to three employees, a consultant and an advisor to purchase shares of Common Stock at a purchase price of $0.90 per share. Those options have a vesting schedule of four years and expire in ten years. The assumptions used in the Black-Scholes option pricing model include an expected life of 6.25 years, a risk-free interest rate of 1.28% and an expected volatility of 36.4%. The fair value of the options issued was $74,049, with a grant date fair value of $0.34 per option.

On September 30, 2013, the Company granted to two employees options to purchase 20,000 shares of Common Stock at a purchase price of $0.45 per share. Those options have a vesting schedule of four years and expire in ten years. The assumptions used in the Black-Scholes option pricing model include an expected life of 6.25 years, a risk-free interest rate

EUROSITE POWER INC.

of 2.02% and an expected volatility of 36.4%. The fair value of the options issued was $3,534, with a grant date fair value of $0.18 per option.

On October 15, 2013, the Company granted to an executive officer options to purchase 200,000 shares of Common Stock at a purchase price of $0.41 per share. Those options have a vesting schedule of four years and expire in ten years. The assumptions used in the Black-Scholes option pricing model include an expected life of 6.25 years, a risk-free interest rate of 2.11% and an expected volatility of 36.4%. The fair value of the options issued was $32,353, with a grant date fair value of $0.16 per option.

On September 27, 2013, the company entered into a consulting agreement with Anthony Loumidis, a provision of the agreement  treated the business relationship as a continuation as such as used in any option or restricted stock agreements that the consultant has entered into with the company. The company engaged a third party accounting firm to calculate the non-cash compensation amount as a result of this agreement, the amount booked was a credit of $20,490.

The grant of all options was exempt from registration under Rule 701 under the Securities Act.

Convertible Debt

On June 14, 2013, the Company entered into subscription agreements with certain investors, including American DG Energy, for a private placement of an aggregate principal amount of $4,000,000 of 4% Senior Convertible Notes Due 2015, or the Old Notes. In connection with the private placement, American DG Energy exchanged a promissory note in the aggregate principal amount of $1,100,000, with an interest rate of 6.0% per annum payable quarterly in arrears, originally issued on February 26, 2013, or the American DG Note, for a like principal amount of the Old Notes and cash paid for any accrued but unpaid interest on the American DG Note. Included among the investors subscribing for the Notes are: Bruno Meier, a director of the Company, in the amount of $250,000; Joan Giacinti, a director of the Company, in the amount of $300,000; Charles T. Maxwell, Chairman of the Board of Directors of American DG, in the amount of $250,000; Nettlestone Enterprises Limited, a shareholder of both the Company and American DG, in the amount of $300,000; Perastra Management S.A., an investor in the Company and American DG, in the amount of $1,500,000; and Yves Micheli, an investor in the Company, in the amount of $300,000. The proceeds of the offering of the Notes are to be used in connection with the development and installation of energy systems, business development and for general corporate purposes.

On February 20, 2014 the Company, accepted certain separate note exchange agreements, or the Note Exchange Agreements, from the holders of its Old Notes, pursuant to which the Company exchanged the Old Notes for like principal amounts of 4% Senior Convertible Notes Due 2017, or the New Notes, in an aggregate principal amount of $4,000,000. Accrued but unpaid interest on the Old Notes was treated as accrued interest under the New Notes.

The holders of the Old Notes were subject to and entitled to the benefits of the 4% Senior Convertible Notes due 2015 Noteholders Agreement, dated June 14, 2013, or the Noteholders Agreement, and such agreement was amended by the Note Exchange Agreements. The Noteholders Agreement remains in effect as to the New Notes, except it has been amended to reflect the maturity of the New Notes as June 14, 2017; provide that the initial conversion rate of the New Notes is 1,667 shares of common stock per $1,000 principal amount of the New Notes, subject to adjustment; and eliminate the noteholders’ options to extend the Old Notes.

The Noteholders Agreement provides for customary events of default by the Company, including failure to pay interest within ten days of becoming due, failure to pay principal when due, failure to comply with the provisions of the New Notes or the Noteholders Agreement, subject to cure, and certain events of bankruptcy or insolvency.

The New Notes are guaranteed on a subordinated basis by American DG Energy.

The holders of the New Notes are entitled to the benefits of a registration rights agreement originally dated June 14, 2013 by and among the Company and the Noteholders named therein, or the Registration Rights Agreement. The Registration Rights Agreement provides for demand registration rights, such that upon the demand of 30% of the holders of Registrable Securities, as defined in the Registration Rights Agreement and subject to certain conditions (including that the Company is eligible to use a Form S-3 registration statement and that such holders anticipate an aggregate offering price, net of selling expenses, of at least $250,000), the Company will file a Form S-3 registration statement covering the Registrable Securities requested to be included in such registration, subject to adjustment.

EUROSITE POWER INC.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review “Risk Factors” beginning on page 10 of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

The Company has experienced total net losses since inception of $4.9 million. The Company owns the energy-producing equipment at the customer's site; therefore, the business is capital intensive. The Company believes that its existing resources, including cash and cash equivalents, future cash flow from operations, its ability to control certain costs, including those related to general and administrative expenses, and the use of capital from its parent company, will be sufficient to meet the working capital requirements of its existing business for the foreseeable future, including the next 12 months; however, as the Company continues to grow its business by adding more energy systems, the cash requirements will increase. Beyond March 31, 2015, if the Company cannot raise capital by the existing equity fundraising effort, it may need to raise additional capital through a debt financing or use capital provided by its parent to meet its operating and capital needs. There can be no assurance, however, that the Company will be successful in these fund-raising efforts or that additional funds will be available on acceptable terms, if at all.

In 2013, the Company entered into subscription agreements with certain investors, including American DG Energy for a private placement of an aggregate principal amount of $4,000,000 of 4% Senior Convertible Notes Due 2015, or the Notes. In connection with the private placement, American DG Energy exchanged a promissory note in the aggregate principal amount of $1,100,000, originally issued on February 26, 2013, or the American DG Note, for a like principal amount of the Notes and cash paid for any accrued but unpaid interest on the American DG Note. In February 2014 the Notes were exchanged for like principal amounts of 4% Senior Convertible Notes Due 2017, or the New Notes. The proceeds of the offering of the Notes will be used in connection with the development and installation of current and new energy systems, business development and for general corporate purposes. For more information about the Notes and the New Notes, please see “Recent Sales of Unregistered Securities.” If the Company is unable to raise additional capital, the Company may need to terminate certain of its employees and adjust its current business plan. Financial considerations may cause the Company to modify planned deployment of new energy systems and the Company may decide to suspend installations until it is able to secure additional working capital. The Company will evaluate possible acquisitions of, or investments in, businesses, technologies and products that are complementary to its business; however, the Company is not currently engaged in such discussions.

The Company's operations are comprised of one business segment. Our business is selling energy in the form of electricity, heat, hot water and cooling to our customers under long-term sales agreements.

EUROSITE POWER INC.

Recent Accounting Pronouncements

For recent accounting pronouncements see “Note 1 - Description of business and summary of significant accounting policies” to our consolidated financial statements.

Critical Accounting Policies

For critical accounting policies see “Note 1 - Description of business and summary of significant accounting policies” to our consolidated financial statements.

Results of Operations

Fiscal Year Ended December 31, 2013 Compared with Fiscal Year Ended December 31, 2012

Revenues

Revenues in 2013 were $838,879 compared to $81,110 for the same period in 2012. The increase can be attributed to the commencing of operations of additional sites in 2013. The revenues during the year were primarily from energy revenues with additional revenue from the performance of billable services related to construction and engineering for a site.

Cost of Sales

Cost of sales, including depreciation, in 2013 were $763,298 compared to $69,667 for the same period in 2012 due primarily to increased expenses related to fuel consumption for more units, and depreciation expenses on the larger installed base of energy-generating assets.

Operating Expenses

General and administrative expenses were $963,690 in 2013, compared to $1,087,653 for the same period in 2012, a decrease of $123,963 or 11.4%. The general and administrative expenses decreased due to a reduction in non-cash compensation expenses related to the issuance of option awards to our employees and directors.

Selling expenses were $522,360 in 2013, compared to $608,964 for the same period in 2012, a decrease of $86,604 or 14.2%. Selling expenses decreased due to the reduction of professional fees.

Engineering expenses were $157,451 in 2013, compared to $93,695 for the same period in 2012. Engineering expenses increased due to the increased number of systems installed requiring service and attention.

Other Income

Other income was $5,286 in 2013, compared to $13,439 for the same period in 2012, due to a decrease of available interest rates on our cash balance in the UK.

Interest Expense

Interest expense was $105,745 in 2013, compared to $0 for the same period in 2012 due to interest paid on a $1,100,000 loan from American DG and the $4,000,000 convertible.

Net Loss

Net loss was $1,668,379 in 2013, compared to net loss of $1,765,430 for the same period in 2012 due to decreased operating expenses during the year.

Liquidity and Capital Resources

Consolidated working capital at December 31, 2013 was $1,841,563. Included in working capital were cash and cash equivalents of $1,519,602.

EUROSITE POWER INC.

Cash used in operating activities was $734,109 in 2013 compared to $2,111,935 in 2012. The Company's inventory balance decreased to $385,660 at December 31, 2013 compared to $1,173,729 at December 31, 2012, providing $788,069 of cash.

The Company’s accounts payable balance decreased to $202,631 at December 31, 2013 compared to $203,764 at December 31, 2012. The Company’s accrued expenses and other current liabilities increased to $71,080 at December 31, 2013 compared to $62,385 at December 31, 2012 due to consulting services and fund raising expenses resulting in an increase of cash of $8,695.

The Company's investing activities used $2,578,800 of cash in 2013, and the Company's financing activities provided $4,000,000 of cash, net of costs, in 2013 from the proceeds of the issuance of the Company’s 4% Senior Convertible Notes Due 2015, which were subsequently exchanged for the Company’s 4% Senior Notes due 2017.

The Company owns the energy-producing equipment at the customer's site; therefore, the business is capital intensive. The Company believes that its existing resources, including cash and cash equivalents, future cash flow from operations, its ability to control certain costs, including those related to general and administrative expenses, and the use of capital from its parent company, will be sufficient to meet the working capital requirements of its existing business for the foreseeable future, including the next 12 months; however, as the Company continues to grow its business by adding more energy systems, the cash requirements will increase. The Company has at times received financing from its parent company, and the parent company has the intention to continue such support as needed. Beyond March 31, 2015, if the Company cannot raise capital by the existing equity fundraising effort, it may need to raise additional capital through a debt financing or use capital provided by its parent to meet its operating and capital needs. There can be no assurance, however, that the Company will be successful in these fund-raising efforts or that additional funds will be available on acceptable terms, if at all.

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

EUROSITE POWER INC.

Item 8. Financial Statements and Supplementary Data.

The information required by this item is included in Item 15 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Management’s evaluation of disclosure controls and procedures:

Our disclosure controls and procedures are designed to provide reasonable assurance that the control system’s objectives will be met. Our management, together with our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures as of December 31, 2013, or the Evaluation Date, have concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective due to material weaknesses in financial reporting relating to lack of personnel with a sufficient level of accounting knowledge and a small number of employees dealing with general controls over information technology. Also, as previously announced on February 18, 2014, we will need to transition to a new Chief Financial Officer subsequent to April 11, 2014. We expect to have a new Chief Financial Officer in place as soon as practicable. With respect to additional resources, at the present time, our management has decided that, considering the employees involved and the control procedures in place, there are risks associated with the above, but the potential benefits of adding additional employees to mitigate these weaknesses do not justify the expenses associated with such increases. Management will continue to evaluate the above weaknesses, and as the Company grows and resources become available within the next twelve months, the Company plans to take the necessary steps in the future to remediate the weaknesses.

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

Management’s Annual Report on Internal Control over Financial Reporting:

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Exchange Act. Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion of this evaluation. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2013.

As of December 31, 2013, we had twelve employees, including four full time employees and one part time employee in the United Kingdom and seven part time employees in the United States. In addition to the transition of the Chief Financial Officer (discussed previously) the Company currently does not have personnel with a sufficient level of accounting knowledge, experience and training in the selection, application and implementation of generally accepted accounting principles as it relates to complex transactions and financial reporting requirements. The Company also has a small number of employees dealing with general controls over information technology security and user access. This constitutes a material weakness in financial reporting. At this time, management has decided that considering the employees involved and the control procedures in place, there are risks associated with the above, but the potential benefits of adding additional employees to mitigate these weaknesses, does not justify the expenses associated with such increases. Management will continue to evaluate the above weaknesses.

Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect our disclosure controls or our internal control over financial reporting to prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives

EUROSITE POWER INC.

will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Changes in Internal Control over Financial Reporting:

In connection with the evaluation referred to in the foregoing paragraph, we will make changes in our internal controls over financial reporting as soon as the resources become available. In the fourth quarter of 2013 no changes have been made to the Company’s process.

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

Name	Age	Position(s)

John N. Hatsopoulos	79	Chairman of the Board and Director
Barry J. Sanders	52	Chief Executive Officer, President and Director
Jesse T. Herrick (1)	34	Chief Financial Officer, Secretary and Treasurer
Paul J. Hamblyn	45	Managing Director of the Company
Dr. Ahmed F. Ghoniem (3)(4)	62	Director
James C. Devas (2)(3)(4)	58	Director
Bruno Meier (2)(4)	63	Director
Joan Giacinti	56	Director

(1)	On February 18, 2014, Mr. Herrick resigned from all of his positions with the Company effective April 11, 2014

(2)	Member of Audit Committee

(3)	Member of Compensation Committee

(4)	Member of the Nominating and Governance Committee

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

Our Board of Directors has determined that Mr. Sanders' prior experience as President and Chief Operating Officer of American DG Energy, the Company’s parent, where he demonstrated leadership capability and his extensive knowledge of

EUROSITE POWER INC.

the distributed generation market and operational issues qualify him to be a member of the Board of Directors in light of the Company’s business and structure.

Jesse T. Herrick has been our Chief Financial Officer, Treasurer and Secretary since October 15, 2013, when the Board of Directors of the Company, elected Mr. Herrick, to the positions. Mr. Herrick also holds the same positions at American DG effective as of the same date. Prior to joining Eurosite Power Inc., from September 2012 to October 2013, Mr. Herrick served as Managing Director at Scarsdale Equities LLC, where he launched the firm’s equity research practice, and from 2005 to 2012 held a senior equity analyst position for Merriman Capital. Throughout his equity research career he maintained a strong focus in the clean technology and energy sectors. From 2001 to 2005, Mr. Herrick worked as an engineer for Lawrence Livermore National Laboratory, the Defense Advanced Research Projects Agency and ATK Space Systems. Mr. Herrick received his M.S. in mechanical engineering from U.C. Berkeley and his B.S. in mechanical engineering from U.C. Santa Barbara. Mr. Herrick’s experience with public equities combined with his technology expertize contributed to the Board of Directors’ conclusion that he should serve as a director of our Company.

On February 18, 2014, Jesse T. Herrick resigned, effective April 11, 2014, from his positions as Chief Financial Officer, Secretary and Treasurer of the Company, and any other positions he may have had with the Company and American DG Energy.

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

EUROSITE POWER INC.

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

The members of the Audit Committee are Mr. Meier and Mr. Devas. The Board of Directors has determined that the members of the Audit Committee are independent in accordance with the NYSE MKT rules. The Board of Directors has also determined that Mr. Meier qualifies as an audit committee financial expert. The members of the Compensation Committee are Mr. Devas and Dr. Ghoniem. The Board of Directors has determined that the members of the Compensation Committee are independent in accordance with the NYSE MKT rules. The members of our Nominating and Governance Committee are Mr. Meier, Mr. Devas and Dr. Ghoniem who have been determined to be independent by our Board of Directors in accordance with the NYSE MKT rules. In addition, from time to time, other committees may be established under the direction of the Board of Directors when necessary to address specific issues.

EUROSITE POWER INC.

The functions of the Audit Committee include reviewing and supervising the financial controls of the Company, appointing, compensating and overseeing the work of the independent auditors, reviewing the books and accounts of the Company, meeting with the officers of the Company regarding the Company's financial controls, acting upon recommendations of the independent auditors and taking such further actions as the Audit Committee deems necessary to complete an audit of the books and accounts of the Company. The Board of Directors has determined that the members of the Audit Committee are independent in accordance with the NYSE MKT rules.

The Compensation Committee's functions include reviewing with management cash and other compensation policies for employees, making recommendations to the Board of Directors regarding compensation matters and determining compensation for the Chief Executive Officer. The Board of Directors has determined that the members of the Compensation Committee are independent in accordance with the NYSE MKT rules. Our Chief Executive Officer has been instrumental in the design and recommendation to the compensation committee of compensation plans and awards for our directors and executive officers including our President, Chief Operating Officer and Chief Financial Officer. All compensation decisions for the Chief Executive Officer and all other executive officers are reviewed and approved by the Compensation Committee, subject to ratification by the Board of Directors.

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

Our Board of Directors' Role in Risk Oversight

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

EUROSITE POWER INC.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors, officers and holders of more than 10% of the Company’s equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership. Based solely on a review of the forms, reports and certificates filed with the Company by such persons, all Section 16(a) filing requirements were complied with by such persons during the last fiscal year or prior fiscal years, except as otherwise set forth below:

	# of Late Reports	# of Transactions Not Timely Reported	# of Failures to File Required Reports
American DG Energy	2	1	0
Ahmed Ghoniem	1	0	0
Joan Giacinti	3	3	0
Paul Hamblyn	2	1	2
John Hatsopoulos	3	5	0
Jesse T. Herrick	1	1	0
Anthony Loumidis	2	1	0
Bruno Meier	2	0	1
Nettlestone Enterprises Limited	1	0	0
Barry J. Sanders	1	0	0

Item 11. Executive Compensation.

The following table sets forth information with respect to the compensation of our named executive officers during the fiscal years ended December 31, 2013 and December 31, 2012. The compensation of the Company’s Chief Executive Officer and Chief Financial Officer is paid by American DG Energy. The Company reimburses American DG Energy based on the time those executives spend on the Company. The compensation of the Company’s Managing Director is paid by the Company.

EUROSITE POWER INC.

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)(1)	All other compensation ($)	Total ($)

Barry J. Sanders (2)	2013	53,771	—	—	—	—	53,771
Chief Executive Officer and President	2012	70,094	—	—	—	—	70,094
(Principal Executive Officer)

Jesse T. Herrick (3)(4)(5)	2013	5,600	—	—	32,353	—	37,953
Chief Financial Officer and Treasurer	2012	—	—	—	—	—	—
(Principal Financial Officer)

Anthony S. Loumidis (6)	2013	66,301	—	—	—	—	66,301
Chief Financial Officer and Treasurer	2012	47,388	—	—	—	—	47,388

Paul J. Hamblyn (7)	2013	171,339	—	—	—	—	171,339
Managing Director	2012	180,237	—	—	—	—	180,237

(1)	See “Note 3 – Stockholders’ equity” in our consolidated financial statements for a summary and assumptions made in the valuation of our option awards for the period ending December 31, 2013.

(2)
Mr. Sanders, the Company’s Chief Executive Officer, is also the President and Chief Operating Officer of American DG Energy and devotes part of his business time to the affairs of American DG Energy. His salary is paid by American DG Energy but a portion is reimbursed by the Company according to the requirements of the business in a given week at a fully burdened hourly rate of $122. On average, Mr. Sanders spends approximately 25% of his business time on the affairs of the Company, but such amount varies widely depending on the needs of the business and is expected to increase as the business of the Company develops.

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

(4)
Mr. Herrick was granted a stock option award for 200,000 shares of Common Stock on October 15, 2013, with 25% of the shares vesting on October 15, 2014 and then an additional 25% of the shares on each of the subsequent three anniversaries thereafter, subject to his continued employment and subject to acceleration of vesting upon a change in control (see Note 3 - Stockholders' equity).

(5)
On February 18, 2014, Mr. Herrick resigned from his positions as Chief Financial Officer, Secretary and Treasurer of the Company, including all other positions Mr. Herrick held with the Company or American DG Energy, effective as of April 11, 2014.

(6)
On September 27, 2013, Mr. Loumidis resigned from his positions as Chief Financial Officer, Secretary and Treasurer of the Company, including all other positions Mr. Loumidis held with the Company or American DG Energy, effective as of September 30, 2013.

(7)
Mr. Hamblyn entered into a Service Agreement with EuroSite Power Limited on July 18, 2011. His compensation is paid in British Pounds sterling and is converted into United States Dollars in the Executive Compensation table.

EUROSITE POWER INC.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information with respect to outstanding equity awards held by our named executive officers as of December 31, 2013:

	Option awards				Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date	Number of shares of stock that have not vested (#)	Market value of shares of stock that have not vested ($)(1)

Barry J. Sanders (1)	750,000	750,000	0.90	1/15/2021	—	—
Paul J. Hamblyn (2)	450,000	450,000	0.90	11/3/2021	—	—
Jesse T. Herrick (3)(4)	—	200,000	0.41	10/15/2023	—	—
Anthony S. Loumidis (5)	137500	137500	0.9	1/15/2021	—	—
Anthony S. Loumidis (5)	—	50,000	0.90	3/21/2023	—	—

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

(3)
Mr. Herrick was granted a stock option award for 200,000 shares of Common Stock on October 15, 2013, with 25% of the shares vesting on October 15, 2014 and then an additional 25% of the shares on each of the subsequent three anniversaries thereafter, subject to his continued employment and subject to acceleration of vesting upon a change in control.

(4)
On February 18, 2014, Mr. Herrick resigned from his positions as Chief Financial Officer, Secretary and Treasurer of the Company, including all other positions Mr. Herrick held with the Company or American DG Energy, effective as of April 11, 2014.

(5)
On September 27, 2013, Mr. Loumidis resigned from his positions as Chief Financial Officer, Secretary and Treasurer of the Company, including all other positions Mr. Loumidis held with the Company or American DG Energy, effective as of September 30, 2013.

There have been no other stock awards granted to date and none of such options have been exercised.

Director Compensation

The following table sets forth information with respect to director compensation as of December 31, 2013:

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	All other compensation ($)	Total ($)

Dr. Ahmed F. Ghoniem	—	—	—	—	—
James C. Devas	2,500	—	—	—	2,500
Bruno Meier	2,500	—	—	—	2,500
Joan Giacinti	500	—	—	—	500

EUROSITE POWER INC.

Outstanding Equity Awards for Directors at Fiscal Year-End

The following table sets forth information with respect to outstanding equity awards to directors as of December 31, 2013:

	Option awards				Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date	Number of shares of stock that have not vested (#)	Market value of shares of stock that have not vested ($)(1)

John N. Hatsopoulos (1)	50,000	50,000	0.90	1/15/2021	—	—
Barry J. Sanders (2)	750,000	750,000	0.90	1/15/2021	—	—
Dr. Ahmed F. Ghoniem (3)	50,000	50,000	0.90	6/13/2021	—	—
James C. Devas (4)	50,000	50,000	0.90	6/13/2021	—	—
Bruno Meier (5)	50,000	50,000	0.90	6/13/2021	—	—
Joan Giacinti (6)	—	100,000	0.90	3/20/2023	—	—

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

(6)
Mr. Giacinti was granted a stock option award for 100,000 shares of Common Stock on March 20, 2013, with 25% of the shares vesting on March 20, 2014 and then an additional 25% of the shares on each of the subsequent three anniversaries thereafter, provided that Mr. Giacinti serves as a director or consultant to the Company and subject to acceleration of vesting upon a change in control.

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

EUROSITE POWER INC.

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

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

Mr. Hamblyn has a service agreement governed by and construed in accordance with the laws of England and Wales. Mr. Hamblyn’s service agreement includes a basic salary of £104,545 per annum for the performance of his duties and a first year bonus of £10,150. Mr. Hamblyn received no bonus in 2013. In addition Mr. Hamblyn shall be entitled to receive five hundred and fifty British Pounds sterling (£550) per month to purchase benefits such as medical, pension and vehicle of his choosing, of which he shall provide appropriate evidence to the Company in respect of such benefits obtained. The Company, or Mr. Hamblyn, may terminate the employment by giving to the other six month notice in writing.

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

As of December 31, 2013, there were 4,025,000 outstanding option awards granted pursuant to the 2011 Stock Option and Incentive Plan, of which 1,795,000 had vested. Our option awards contain certain accelerated vesting due to acquisition provisions, which are described below. The option awards that would vest for each named executive officer if a change-in control were to occur are disclosed under the section titled “Outstanding Equity Awards at Fiscal Year-End”.

Accelerated Vesting Due to Acquisition

EUROSITE POWER INC.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 28, 2014, certain information with respect to the beneficial ownership of the Company's Common Stock by (1) any person (including any “group” as set forth in Section 13(d)(3) of the Exchange Act, known by us to be the beneficial owner of more than 5% of any class of our Common Stock, (2) each director, (3) each of the named executive officers and (4) all of our current directors and executive officers as a group. The percentages in the following table are based on 56,747,100 shares of Common Stock issued and outstanding as of March 28, 2014.

Name and address of beneficial owner	Number of Shares Beneficially Owned	% of Shares Beneficially Owned

5% Stockholders:
American DG Energy Inc. (1)(2)	41,949,021	71.6%
Nettlestone Enterprises Limited (3)(4)	6,684,914	11.7%

Directors & Officers: (5)
John N. Hatsopoulos (6)	503,436	0.9%
Barry J. Sanders (7)	750,000	1.3%
Jesse T. Herrick	—	—%
Paul J. Hamblyn (8)	450,000	0.8%
Dr. Ahmed F. Ghoniem (9)	50,000	0.1%
James C. Devas (10)	50,000	0.1%
Bruno Meier (11)	466,750	0.8%
Joan Giacinti (12)	500,100	0.9%
All executive officers and directors as a group (8 persons)	2,770,286	4.7%

(1)	The address of American DG Energy Inc. is 45 First Avenue, Waltham, Massachusetts 02451.

(2)
Includes 1,833,700 shares of common stock which are convertible within 60 days of March 31, 2014 from a New Note at a rate of 1,667 shares of common stock per $1,000 principal amount of New Note, subject to adjustment.

(3)
The address of Nettlestone Enterprises Limited is: P.O. Box 665 Roseneath, The Grange, St. Peter Port, Guernsey GY1-3SJ, Channel Islands. Messrs. M.T.R Betley, M.S. Heyworth and J.R. Plimley are the directors of the company and may be deemed to exercise voting and/or dispositive power with respect to these shares.

(4)
Includes 500,100 shares of common stock which are convertible within 60 days of March 31, 2014 from a New Note at a rate of 1,667 shares of common stock per $1,000 principal amount of New Note, subject to adjustment.

(5)	The address of the directors and officers listed in the table above is: c/o EuroSite Power Inc., 45 First Avenue, Waltham, Massachusetts 02451.

(6)	Includes options to purchase 50,000 shares of common stock exercisable within 60 days of March 31, 2014.

(7)	Includes options to purchase 750,000 shares of common stock exercisable within 60 days of March 31, 2014.

EUROSITE POWER INC.

(8)	Includes options to purchase 450,000 shares of common stock exercisable within 60 days of March 31, 2014.

(9)	Includes options to purchase 50,000 shares of common stock exercisable within 60 days of March 31, 2014.

(10)	Includes options to purchase 50,000 shares of common stock exercisable within 60 days of March 31, 2014.

(11)
Includes (a) 416,750 shares of common stock which are convertible within 60 days of March 31, 2014 from a New Note at a rate of 1,667 shares of common stock per $1,000 principal amount of New Note, subject to adjustment and (b) options to purchase 50,000 shares of common stock exercisable within 60 days of March 31, 2014.

(12)
Includes 500,100 shares of common stock which are convertible within 60 days of March 31, 2014 from a New Note at a rate of 1,667 shares of common stock per $1,000 principal amount of New Note, subject to adjustment.

(13)

Equity Compensation Plans

The following table provides information as of December 31, 2013, regarding common stock that may be issued under the company’s equity compensation plans. Information is included for both equity compensation plans approved by the company’s stockholders and not approved by the company’s stockholders (which date back to before the company became a reporting company under the Exchange Act).

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in second column)

Equity compensation plans approved by security holders	4,025,000	$0.87	475,000

Equity compensation plans not approved by security holders	—	$—	—
Total	4,025,000	$0.87	475,000

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The Company expects to purchase the majority of its energy equipment from American DG Energy, its parent. American DG Energy owns a 70.7% of the Common Stock of the Company. American DG Energy purchases energy equipment primarily from Tecogen, an affiliate of the Company, which manufactures natural gas, engine-driven commercial and industrial cooling and cogeneration systems, and from Ilios, a majority owned subsidiary of Tecogen which is developing a line of ultra-high-efficiency heating products, such as a high efficiency water heater, that provides twice the efficiency of conventional boilers, based on management estimates, for commercial and industrial applications utilizing advanced thermodynamic principles.

American DG Energy, GlenRose Instruments, Tecogen and Ilios, are affiliated companies by virtue of common ownership. Specifically, as of December 31, 2013, John N. Hatsopoulos who is the Chairman of the Company is: (a) the Chief Executive Officer and director of American DG Energy and holds 10.7% of the company’s common stock, (b) the Chief Executive Officer and director of Tecogen and holds 24.5% of the company’s common stock, (c) a director of Ilios and holds 7.2% of the company’s common stock, and (d) the Chairman of GlenRose Instruments and holds 15.7% of the company’s common stock. Dr. George N. Hatsopoulos, who is John N. Hatsopoulos’ brother: (a) holds 13.6% of American DG’s common stock, (b) is a director of Tecogen and holds 23.5% of the company’s common stock, (c) an investor in Ilios and holds 3.1% of the company’s common stock and (d) an investor of GlenRose Instruments and holds 15.7% of the company’s common stock, (e) an investor in Pharos and holds 24.4% of the common stock and (f) an investor in Levitronix and holds 21.4% of the common stock.

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

EUROSITE POWER INC.

Hatsopoulos spends approximately 20% of his business time on the affairs of the Company, but such amount varies widely depending on the needs of the business and is expected to increase as the business of the Company develops.

Barry J. Sanders, the Company’s Chief Executive Officer, is also the President and Chief Operating Officer of American DG Energy and devotes part of his business time to the affairs of American DG Energy. His salary is paid by American DG Energy but a portion is reimbursed by the Company according to the requirements of the business in a given week at a fully burdened hourly rate of $122. On average, Mr. Sanders spends approximately 25% of his business time on the affairs of the Company, but such amount varies widely depending on the needs of the business and is expected to increase as the business of the Company develops.

Jesse T. Herrick, the Company’s Chief Financial Officer, devotes part of his business time to the affairs of American DG Energy. His salary is paid by American DG Energy but a portion is reimbursed by the Company according to the requirements of the business in a given week at a fully burdened hourly rate of $80. On average, Mr. Herrick spends approximately 15% of his business time on the affairs of the Company, but such amount varies widely depending on the needs of the business.

On February 18, 2014, Jesse T. Herrick resigned, effective April 11, 2014, from his positions as Chief Financial Officer, Secretary and Treasurer of American DG Energy Inc., and any other positions he may have had with the Company and the Company’s majority owned subsidiary EuroSite Power Inc. Mr. Herrick’s resignation was not a result of any disagreement with the Company or the Company’s Board of Directors.

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

The Company has entered into agreements with related parties regarding its issuance of convertible debt. These agreements and the related convertible debt are more particularly described under “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Recent Sales of Unregistered Securities.”

Director Independence

The Company’s policy is that a majority of our Board of Directors shall be “independent” in accordance with NYSE MKT rules (even though the Company is not currently subject to those requirements) including, in the judgment of the Board of Directors, the requirement that such directors have no material relationship with the Company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the Company). The following is a non-exclusive list of persons who shall not be considered independent:

(a)    a director who is, or during the past three years was, employed by the company, other than prior employment as an interim executive officer (provided the interim employment did not last longer than one year);

(b)    a director who accepted or has an immediate family member who accepted any compensation from the company in excess of $120,000 during any period of twelve consecutive months within the three years preceding the determination of independence, other than the following:

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

EUROSITE POWER INC.

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

Item 14. Principal Accountant Fees and Services.

The following table summarizes fees billed to the Company by McGladrey LLP, for professional services rendered for the period ended December 31, 2013:

	2013	2012
Audit Fees	$65,000	$58,500
Audit-Related Fees	5,575	18,453
Tax Fees	—	—
All Other Fees	—	—
Total	$70,575	$76,953

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

Audit Committee Approval of Fees. Our Audit Committee approved all audit-related fees listed above provided by McGladrey LLP, to us during the year ended December 31, 2013.

EUROSITE POWER INC.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	Index To Financial Statements and Financial Statements Schedules:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012

Consolidated Statements of Operations for the years ended December 31, 2013 and December 31, 2012

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2013 and December 31, 2012

Consolidated Statements of Cash Flows for the years ended December 31, 2013 and December 31, 2012

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

3.2	Bylaws as amended and restated January 27, 2012 (incorporated by reference to Exhibit 3.4 to the Company’s Form 10, as amended, originally filed with the SEC on August 16, 2011).

4.1	Warrant to Nettlestone Enterprises Limited dated July 12, 2010 (incorporated by reference to Exhibit 4.1 to the Company’s Form 10, as amended, originally filed with the SEC on August 16, 2011).

4.2	Form of Warrant (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-1 (No. 333-182620) filed with the SEC on August 20, 2012).

4.3	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, filed with the SEC on November 26, 2012).

4.4	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K, filed with the SEC on November 26, 2012).

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

10.3*
Service Agreement by and between EuroSite Power Limited and Paul J. Hamblyn dated July 18, 2011 (incorporated by reference  to Exhibit 10.7 to the Company’s Form 10, as amended, originally filed with the SEC on August 16, 2011).

10.4+
Facilities and Support Services and Business Agreement between American DG Energy Inc. and Tecogen Inc., dated July 1, 2012 (incorporated by reference to Exhibit 1027 of American DG Energy Inc.’s Annual Report on Form 10-K, as filed with the SEC on April 1, 2013).

10.5
First Amendment to the Facilities, Support Services and Business Agreement dated as of July 1, 2013, between Tecogen Inc. and American DG Energy Inc. (incorporated by reference to Exhibit 10.1 to American DG Energy Inc.’s Current Report on Form 8‑K, as filed with the SEC on July 2, 2013).

10.6
Second Amendment to the Facilities, Support Services and Business Agreement, dated as of November 12, 2013, between Tecogen Inc. and American DG Energy Inc. (incorporated by reference to Exhibit 10.2 of American DG Energy Inc.’s Quarterly Report on Form 10-Q, as filed with the SEC on November 14, 2013).

10.7	Form of Note Exchange Agreement, dated February 20, 2014 (incorporated by reference to the Company’s Current Report on Form 8-K originally filed with the SEC on February 25, 2014).

10.8	Form of Subscription Agreement, dated June 14, 2013 (incorporated by reference to the Company’s Current Report on Form 8-K originally filed with the SEC on June 18, 2013).

10.9
Noteholders Agreement among the Company, American DG Energy and the holders of the Company’s 4% Senior Convertible Notes due 2015, dated June 14, 2013 (incorporated by reference to the Company’s Current Report on Form 8-K originally filed with the SEC on June 18, 2013).

10.10
Registration Rights Agreement among the Company and each of the holders of the Company’s 4% Senior Convertible Notes due 2015, dated June 14, 2013 (incorporated by reference to the Company’s Current Report on Form 8-K originally filed with the SEC on June 18, 2013).

10.11	Form of Subscription Agreement, dated November 21, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K originally filed with the SEC on November 26, 2012).

EUROSITE POWER INC.

10.12
Amended and Restated Placement Agency Agreement between the Company and Scarsdale Equities LLC, dated November 12, 2012 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q originally filed with the SEC on November 14, 2012).

10.13
Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 originally filed with the SEC on August 20, 2012).

10.14
Placement Agency Agreement between the Company and Merriman Capital Inc., dated August 6, 2012 (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 originally filed with the SEC on August 20, 2012).

10.15
Placement Agency Agreement between the Company and Merriman Capital Inc., dated June 19, 2012 (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 originally filed with the SEC on July 11, 2012).

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

101.1#
The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders' Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements, tagged as blocks of text and in detail.

________________________________________

#	Filed herewith.

*	Management contract or compensatory plan or agreement.

+
Confidential treatment was requested for portions of this document. The confidential portions have been omitted and filed separately, on a confidential basis, with the Securities and Exchange Commission.

EUROSITE POWER INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EUROSITE POWER INC.
(Registrant)

By: /s/ Barry J. Sanders
Chief Executive Officer and President
(Principal Executive Officer)

By: /s/ Jesse T. Herrick
Chief Financial Officer, Secretary and Treasurer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ John N. Hatsopoulos	Chairman of the Board and Director	April 9, 2014
John N. Hatsopoulos

/s/ Barry J. Sanders	Director, President and Chief Executive Officer	April 9, 2014
Barry J. Sanders	(Principal Executive Officer)

/s/ Jesse T. Herrick	Treasurer, Secretary and Chief Financial Officer	April 9, 2014
Jesse T. Herrick	(Principal Financial and Accounting Officer)

/s/ Ahmed F. Ghoniem	Director	April 9, 2014
Ahmed F. Ghoniem

/s/ James C. Devas	Director	April 9, 2014
James C. Devas

/s/ Bruno Meier	Director	April 9, 2014
Bruno Meier

/s/ Joan Giacinti	Director	April 9, 2014
Joan Giacinti

EUROSITE POWER INC.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of

EuroSite Power Inc.

We have audited the accompanying consolidated balance sheets of EuroSite Power Inc. (the “Company”) as of December 31, 2013 and 2012 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of the Company at December 31, 2013 and 2012 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ MCGLADREY LLP

Boston, Massachusetts
April 9, 2014

EUROSITE POWER INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$1,519,602	$832,511
Accounts receivable	153,514	8,443
Value added tax receivable	3,541	181,217
Inventory	385,660	1,173,729
Other current assets	52,957	10,294
Total current assets	2,115,274	2,206,194
Property, plant and equipment, net	4,030,330	1,526,948
Other assets, long term	20,428	—
TOTAL ASSETS	$6,166,032	$3,733,142

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$202,631	$203,764
Due to related party	—	124,206
Accrued expenses and other current liabilities	71,080	62,385
Total current liabilities	273,711	390,355
Long-term liabilities:
Convertible debentures	1,800,000	—
Convertible debentures due to related parties	2,200,000	—
Total liabilities	4,273,711	390,355

Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 56,747,100 and 54,570,625 issued and outstanding at December 31, 2013 and December 31, 2012, respectively	56,747	56,747
Additional paid-in capital	6,690,610	6,472,697
Accumulated deficit	(4,855,036)	(3,186,657)
Total stockholders’ equity	1,892,321	3,342,787
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,166,032	$3,733,142

The accompanying notes are an integral part of these consolidated financial statements

EUROSITE POWER INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31,

	2013	2012
Revenues
Energy revenues	$835,618	$35,118
Turnkey & other revenues	3,261	45,992
	838,879	81,110
Cost of sales
Fuel, maintenance and installation	698,763	63,338
Depreciation expense	64,535	6,329
	763,298	69,667
Gross profit	75,581	11,443
Operating expenses
General and administrative	963,690	1,087,653
Selling	522,360	608,964
Engineering	157,451	93,695
	1,643,501	1,790,312
Loss from operations	(1,567,920)	(1,778,869)
Other income (expense)
Interest and other income	5,286	13,439
Interest expense	(105,745)	—
	(100,459)	13,439
Loss before income taxes	(1,668,379)	(1,765,430)
Provision for income taxes	—	—
Net loss	$(1,668,379)	$(1,765,430)

Net loss per share - basic and diluted	$(0.03)	$(0.03)
Weighted-average shares outstanding - basic and diluted	56,747,100	54,570,625

The accompanying notes are an integral part of these consolidated financial statements

EUROSITE POWER INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock $0.001 Par Value
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2011	54,362,100	$54,362	$3,839,753	$(1,421,227)	$2,472,888

Sale of common stock, net of costs	2,385,000	2,385	2,136,908	—	2,139,293
Stock-based compensation expense	—	—	496,036	—	496,036
Net loss	—	—	—	(1,765,430)	(1,765,430)
Balance at December 31, 2012	56,747,100	$56,747	$6,472,697	$(3,186,657)	$3,342,787

Stock-based compensation expense	—	—	217,913	—	217,913
Net loss	—	—	—	(1,668,379)	(1,668,379)
Balance at December 31, 2013	56,747,100	$56,747	$6,690,610	$(4,855,036)	$1,892,321

The accompanying notes are an integral part of these consolidated financial statements

EUROSITE POWER INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31,

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,668,379)	$(1,765,430)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	75,418	11,258
Stock-based compensation	217,913	496,036
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	(145,071)	(8,443)
Value added tax receivable	177,676	(104,020)
Inventory	788,069	(1,035,753)
Prepaid and other current assets	(42,663)	9,427
Other assets, long term	(20,428)	—
Increase (decrease) in:
Accounts payable	(1,133)	146,415
Due to related party	(124,206)	124,206
Accrued expenses and other current liabilities	8,695	14,369
Net cash used in operating activities	(734,109)	(2,111,935)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,578,800)	(1,533,630)
Net cash used in investing activities	(2,578,800)	(1,533,630)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from parent note	1,100,000	—
Proceeds from convertible debentures	2,900,000	—
Proceeds from sale of common stock, net of costs	—	2,139,293
Net cash provided by financing activities	4,000,000	2,139,293
Net (decrease) increase in cash and cash equivalents	687,091	(1,506,272)
Cash and cash equivalents, beginning of the year	832,511	2,338,783
Cash and cash equivalents, end of the year	$1,519,602	$832,511

Supplemental disclosures of cash flows information:
Cash paid during the year for:
Interest	$98,634	$—
Income taxes	$—	$—
Non-cash financing activities:
Exchange of parent note for convertible debentures	$1,100,000	$—

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

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary EuroSite Power Limited, a United Kingdom registered Company. On July 9, 2010, American DG Energy invested $45,000 in exchange for 45 million shares of the Company’s common stock, par value $0.001 per share, or Common Stock, and obtained controlling interest in the Company. Also on July 9, 2010, Nettlestone Enterprises Limited, invested $5,000 in exchange for 5 million shares of the Company’s Common Stock. As of December 31, 2013 American DG Energy owned an 70.7% interest in the Company and consolidates the Company into its financial statements in accordance with Generally Accepted Accounting Principles in the United States of America, or GAAP.

The Company’s operations are comprised of one primary business segment. The Company’s business is to sell energy in the form of electricity, heat, hot water and cooling to its customers under long-term sales agreements. Occasionally the company will sell equipment or services to interested parties. All of the Company’s revenue is generated in the United Kingdom.  All of the Company’s long lived assets are located in the United Kingdom.

The Company has experienced total net losses since inception of $4.9 million. For the foreseeable future, the Company expects to experience continuing operating losses and negative cash flows from operations as its management executes its current business plan. The Company believes that its existing resources, including cash and cash equivalents, future cash flow from operations, its ability to control certain costs, including those related to general and administrative expenses, and the use of capital from its parent company, will be sufficient to meet the working capital requirements of its existing business for the foreseeable future, including the next 12 months; however, as the Company continues to grow its business by adding more energy systems, the cash requirements will increase. Beyond March 31, 2015, the Company may need to raise additional capital through a debt financing or use capital provided by its parent to meet its operating and capital needs. There can be no assurance, however, that the Company will be successful in these fund-raising efforts or that additional funds will be available on acceptable terms, if at all.

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

EUROSITE POWER INC.

Revenue Recognition

Revenue from energy contracts is recognized when electricity, heat, and chilled water is produced by the cogeneration systems on-site. The Company bills each month based on various meter readings installed at each site. The amount of energy produced by on-site energy systems is invoiced, as determined by a contractually defined formula. Under certain energy contracts, the customer directly acquires the fuel to power the systems and receives credit for that expense from the Company. The credit is recorded as cost of sales. Revenues from operation, including shared savings are recorded when provided and verified. Maintenance service revenue is recognized over the term of the agreement and is billed on a monthly basis in arrears.

As a by-product of the energy business, in some cases, the customer may choose to have the Company construct the system for them rather than have it owned by the Company. In this case, the Company will account for revenue, or turnkey revenue, and costs using the percentage-of-completion method of accounting. Under the percentage-of-completion method of accounting, revenues are recognized by applying percentages of completion to the total estimated revenues for the respective contracts. Costs will be recognized as incurred. The percentages of completion are determined by relating the actual cost of work performed to date to the current estimated total cost at completion of the respective contracts. When the estimate on a contract indicates a loss, the Company records the entire expected loss, regardless of the percentage of completion. The excess of contract costs and profit recognized to date on the percentage-of-completion accounting method in excess of billings will be recorded as unbilled revenue. Billings in excess of related costs and estimated earnings will be recorded as deferred revenue. There were no such contracts in 2012 or 2013.

Customers may buy out their long-term obligation under energy contracts and purchase the underlying equipment from the Company. Any resulting gain on these transactions will be recognized over the payment period in the accompanying consolidated statements of operations. The Company had no such arrangements to date.

Occasionally the Company will enter into a sales arrangement with a customer to construct and sell an energy system and provide energy and maintenance services over the term of the contract. Based on the fact that the Company will sell each deliverable to other customers on a stand-alone basis, the Company will determine that each deliverable has a stand-alone value. Additionally, there are no rights of return relative to the delivered items; therefore, each deliverable will be considered a separate unit of accounting. Revenue will be allocated to each element based upon its relative selling price which is determined based on the estimated price of the deliverables when sold on a standalone basis. Revenue related to the construction of the energy system will be recognized using the percentage-of-completion method as the unit is being constructed. Revenue from the sale of energy will be recognized when electricity, heat, and chilled water is produced by the energy system, and revenue from maintenance services is recognized over the term of the maintenance agreement. The Company had no such arrangements to date.

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

Concentrations and Credit Risk

Financial instruments, which potentially subject the Company to concentrations and credit risk, consist of highly liquid cash equivalents. The Company has cash balances in certain financial institutions in amounts which occasionally exceed current deposit insurance limits. The financial stability of these institutions is continually reviewed by senior management. As of December 31, 2013, the Company had a balance of $1,519,602 in cash and cash equivalents and short-term investments. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

EUROSITE POWER INC.

In 2013, one customer accounted for 39% of the Company's revenues, a second customer accounted for 33% of revenues and a third customer accounted for 15% of revenues, compared to 2012 where one customer accounted for 64% of revenues, and a second customer accounted for 36% of revenues.

Accounts Receivable

The Company maintains receivable balances with its customers. The Company reviews its customers’ credit history before extending credit and generally does not require collateral. An allowance for doubtful accounts is established based upon factors surrounding the credit risk of specific customers, historical trends and other information. Bad debt is written off when identified by management. As of year end, the company has not identified any accounts that require a bad debt allowance.

Inventory

Inventories are stated at the lower of cost or market, valued on a first-in, first-out basis. Inventory is reviewed periodically for slow-moving and obsolete items.

Supply Concentrations

The majority of the Company’s entire energy generation unit purchases for the periods ending December 31, 2013 and 2012, respectively, were from one vendor (see “Note 5 - Related parties”). The Company believes there are sufficient alternative vendors available to ensure a constant supply of cogeneration units on comparable terms. However, in the event of a change in suppliers, there could be a delay in obtaining units which could result in a temporary slowdown of installing additional income producing sites. The Company believes there are sufficient alternative vendors available to ensure a constant supply of maintenance and installation services on comparable terms. However, in the event of a change of vendor, there could be a delay in installation or maintenance services.

Property Plant and Equipment

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method at rates sufficient to write off the cost of the applicable assets over their estimated useful lives. Repairs and maintenance are expensed as incurred.

The Company will review the useful life of its energy systems on a quarterly basis or whenever events or changes in business circumstances indicate that the carrying value of the assets may not be fully recoverable or that the useful lives of the assets will no longer be appropriate. The Company will evaluate the recoverability of its long-lived assets when impairment indicators exist by comparing the net book value of the assets to the estimated future undiscounted cash flows attributable to such assets. The useful life of the Company’s energy systems will likely exceed the term of the underlying contract with the customer, which is typically 12 to 15 years. If impairment is indicated, the asset will be written down to its estimated fair value based on a discounted cash flow analysis.

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

See “Note 3 – Stockholders’ equity” for a summary of the stock option activity under our 2011 Stock Incentive Plan, as amended, and the UK Sub-Plan for the periods ending December 31, 2013 and 2012, respectively.

EUROSITE POWER INC.

Loss per Common Share

The Company computes basic loss per share by dividing net loss for the period by the weighted-average number of shares of Common Stock outstanding during the period. The Company computes its diluted earnings per common share using the treasury stock method. For purposes of calculating diluted earnings per share, the Company considers its shares issuable in connection with stock options, warrants and debentures to be dilutive Common Stock equivalents when the exercise price is less than the average fair market value of the Company’s Common Stock for the period. For the period ending December 31, 2013, the Company excluded 10,532,525 anti-dilutive shares resulting from exercise of stock options, warrants and debentures, and for the period ended December 31, 2012, the Company excluded 6,097,525 anti-dilutive shares resulting from the exercise of stock options and warrants. All shares issuable for both periods were anti-dilutive because of the reported net loss.

Other Comprehensive Net Loss

The comprehensive net loss for the periods ending December 31, 2013 and 2012, respectively, does not differ from the reported loss.

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

Fair Value of Financial Instruments

The Company’s financial instruments are cash and cash equivalents and convertible debentures. The recorded values of cash and cash equivalents approximate their fair values based on their short-term nature. The carrying value of the convertible debentures on the balance sheet at December 31, 2013 approximates fair value as the terms approximate those currently available for similar instruments.

New Accounting Pronouncements

Management does not believe than any recently issued but yet effective accounting standards will have a material effect on the accompanying financial statements.

Note 2 — Inventory:

As of December 31, 2013 and 2012, the Company had $385,660 and $1,173,729, respectively, in inventory which consisted of finished goods. As of December 31, 2013 and 2012, there were no reserves recorded against inventory.

Note 3 - Financing Activities:

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

In 2012, the Company raised a total of $2,139,293, net of costs, in a public offering and a private placement of Common Stock and warrants. If the Company is unable to raise additional capital in 2014 the Company may need to terminate certain of its employees and adjust its current business plan. Financial considerations may cause the Company to

EUROSITE POWER INC.

modify planned deployment of new energy systems and the Company may decide to suspend installations until it is able to secure additional working capital. The Company will evaluate possible acquisitions of, or investments in, businesses, technologies and products that are complementary to its business; however, the Company is not currently engaged in such discussions.

On February 26, 2013, the Company issued a promissory note in the amount of $1,100,000 from American DG Energy, its parent (the American DG Note). Under the terms of the agreement the Company was to pay interest at a rate of 6.0% per annum payable quarterly in arrears.

On June 14, 2013, the Company entered into subscription agreements with certain investors, including American DG Energy Inc., or American DG, the Company's majority parent, for a private placement of an aggregate principal amount of $4,000,000 of 4% Senior Convertible Notes Due 2015, or the Notes. In connection with the private placement, American DG exchanged the American DG Note, for a like principal amount of the Notes and cash paid for any accrued but unpaid interest on the American DG Note. Included among the investors subscribing for the Notes are: Bruno Meier, a director of the Company, in the amount of $250,000; Joan Giacinti, a director of the Company, in the amount of $300,000; Charles T. Maxwell, Chairman of the Board of Directors of American DG, in the amount of $250,000; Nettlestone Enterprises Limited, a shareholder of both the Company and American DG, in the amount of $300,000; Perastra Management S.A., an investor in the Company and American DG, in the amount of $1,500,000; and Yves Micheli, an investor in the Company, in the amount of $300,000. The proceeds of the offering of the Notes will be used in connection with the development and installation of current and new energy systems, business development and for general corporate purposes.

The holders of the Notes are subject to and entitled to the benefits of the 4% Senior Convertible Notes due 2015 Noteholders Agreement, dated June 14, 2013, or the Noteholders Agreement. The Notes will mature on June 14, 2015 and will accrue interest at the rate of 4% per annum payable in cash on a semi-annual basis. At the Investor's option, the Notes may be converted into shares of the Company's common stock at an initial conversion rate of 1,000 shares of common stock per $1,000 principal amount of Notes, subject to adjustment. At the scheduled maturity date, each of the Investors will have the following options: request payment of their principal amount and accrued interest in cash; extend the term of the Notes for an additional 3 years with an automatic decrease in interest rate to 3% per annum; or exchange the Notes for a new non-convertible note with a 3 year maturity and a 6% per annum interest rate; no accrued interest will be lost on such exchange.

The Company initially concluded that the term-extending option mentioned above was an embedded derivative with de minimis value but has subsequently concluded that it is not considered a derivative under ASC 815-Derivatives and Hedging because the term extending feature is considered clearly and closely related to the Notes. Thus, the feature was not required to be bifurcated and no other initial accounting was required. The term-extending option has subsequently been eliminated pursuant to the note exchange agreements discussed below.

The Noteholders Agreement provides for customary events of default by the Company, including failure to pay interest within ten days of becoming due, failure to pay principal when due, failure to comply provisions of the Notes or the Noteholders Agreement, subject to cure, and certain events of bankruptcy or insolvency.
The holders of the Notes are entitled to the benefits of a registration rights agreement dated June 14, 2013 by and among the Company and the Noteholders named therein, or the Registration Rights Agreement. The Registration Rights Agreement provides for demand registration rights, such that upon the demand of 30% of the holders of Registrable Securities, as defined in the Registration Rights Agreement and subject to certain conditions (including that the Company is eligible to use a Form S-3 registration statement and that such holders anticipate an aggregate offering price, net of selling expenses, of at least $250,000), the Company will file a Form S-3 registration statement covering the Registrable Securities requested to be included in such registration, subject to adjustment.

On February 20, 2014, EuroSite Power Inc., or the Company, accepted certain separate note exchange agreements, or the Note Exchange Agreements, from the holders of its existing 4% Senior Convertible Notes Due 2015, originally issued on June 14, 2013, or the Notes, including American DG Energy Inc., or American DG, the Company’s majority parent, pursuant to which the Company exchanged the Notes for like principal amounts of 4% Senior Convertible Notes Due 2017, or the New Notes, in an aggregate principal amount of $4,000,000. Accrued but unpaid interest on the Notes will be treated as accrued interest under the New Notes. Included among the investors exchanging their Notes for New Notes are: American DG, in the amount of $1,100,000; Bruno Meier, a director of the Company, in the amount of $250,000; Prime World Inc., a company controlled by Joan Giacinti, one of the Company’s directors, in the amount of $300,000; Charles T. Maxwell, Chairman of the Board of Directors of American DG, in the amount of $250,000; Nettlestone Enterprises Limited, a shareholder of both the Company and American DG, in the amount of $300,000; Perastra Management S.A., an investor in

EUROSITE POWER INC.

the Company and American DG, in the amount of $1,500,000; and Yves Micheli, an investor in the Company, in the amount of $300,000.

The holders of the Notes were subject to and entitled to the benefits of the Noteholders Agreement, and such agreement was amended by the Note Exchange Agreements. The Noteholders Agreement remains in effect as to the New Notes, except it has been amended to reflect the maturity of the New Notes as June 14, 2017; provide that the initial conversion rate of the New Notes is 1,667 shares of common stock per $1,000 principal amount of the New Notes, subject to adjustment; and eliminate the noteholders’ options to extend the Notes.

Note 4 — Stockholders’ equity:

Common Stock

On February 10, 2012, the Company announced that its Board of Directors declared a stock dividend of 10.0% per share on the outstanding shares of our Common Stock. The dividend was payable on March 12, 2012 to common stockholders of record at the close of business on February 24, 2012, except for shares held by American DG Energy, whose Board of Directors declined the dividend. The Company also adjusted the price of its outstanding stock option awards and warrants to $0.90 per share due to the payment of the dividend. The Company has retroactively applied this dividend to the December 31, 2011 financial statements. Prior to that transaction, the Company had paid no cash or stock dividends on its Common Stock. The Company currently expects to retain earnings for use in the operation and expansion of its business, and therefore does not anticipate paying any cash dividends in the foreseeable future.

On November 30, 2012, the Company entered into subscription agreements with selected investors for the purchase of units consisting, in the aggregate, of 1,510,000 shares of its Common Stock and warrants to purchase 1,510,000 shares of its Common Stock. The subscription agreements provided for the purchase of the units at a purchase price of $1.00 per unit, and the warrants at an exercise price of $1.00 per share of Common Stock and an expiration date of November 30, 2013. Scarsdale Equities LLC, or Scarsdale, acted as placement agent, on a reasonable efforts basis, for the offering and received a placement fee in cash equal to 6.5% of the gross proceeds of the offering and 65,650 warrants with an exercise price of $1.00 per share of Common Stock that expired on November 30, 2013. The fair value of the warrants granted was estimated to be $7,738 using the Black-Scholes option pricing valuation model and was recorded in stockholder's equity in additional paid-in capital and as a cost of the financing as a deduction to the proceeds raised. The Company also reimbursed certain expenses incurred by Scarsdale in the offering. The offering was made pursuant to our registration statement on Form S-1, which became effective on October 24, 2012.

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

The holders of Common Stock have the right to vote their interest on a per share basis. At December 31, 2013, there were 56,747,100 shares of Common Stock outstanding.

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

Stock options vest based upon the terms within the individual option grants, usually over a four year period with an acceleration of the unvested portion of such options upon a liquidity event, as defined in the Company’s stock option

EUROSITE POWER INC.

agreement. The options are not transferable except by will or domestic relations order. The option price per share under the Amended Plan is not less than the fair value of the shares on the date of the grant. The number of securities remaining available for future issuance under the Amended Plan was 475,000 at December 31, 2013.

On March 20, 2013, the Company granted to a director options to purchase 100,000 shares of Common Stock, plus an additional grant of 118,000 options to three employees, a consultant and an advisor to purchase shares of Common Stock at a purchase price of $0.90 per share. Those options have a vesting schedule of four years and expire in ten years. The assumptions used in the Black-Scholes option pricing model include an expected life of 6.25 years, a risk-free interest rate of 1.28% and an expected volatility of 36.4%. The fair value of the options issued was $74,049, with a grant date fair value of $0.34 per option.

On September 30, 2013, the Company granted to two employees options to purchase 20,000 shares of Common Stock at a purchase price of $0.45 per share. Those options have a vesting schedule of four years and expire in ten years. The assumptions used in the Black-Scholes option pricing model include an expected life of 6.25 years, a risk-free interest rate of 2.02% and an expected volatility of 36.4%. The fair value of the options issued was $3,534, with a grant date fair value of $0.18 per option.

On October 15, 2013, the Company granted to an executive officer options to purchase 200,000 shares of Common Stock at a purchase price of $0.41 per share. Those options have a vesting schedule of four years and expire in ten years. The assumptions used in the Black-Scholes option pricing model include an expected life of 6.25 years, a risk-free interest rate of 2.11% and an expected volatility of 36.4%. The fair value of the options issued was $32,353, with a grant date fair value of $0.16 per option.

At December 31, 2013, the Company had 4,025,000 options outstanding and recognized employee non-cash compensation expense of $217,913 related to the issuance of those stock options for the year ended December 31, 2013. At December 31, 2013, the total compensation cost related to unvested stock option awards not yet recognized was $221,396. This amount will be recognized over the weighted average period of 2.94 years.

Stock option activity for the years ended December 31, 2013 and 2012 was as follows:

Common Stock Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Outstanding, December 31, 2011	3,600,000	$0.90	9.3 years	$—
Granted	—	—
Exercised	—	—
Canceled	(10,000)	0.90
Expired	—	—		—
Outstanding, December 31, 2012	3,590,000	$0.90	8.35 years	$359,000
Exercisable, December 31, 2012	897,500	$0.90		$89,750
Vested and expected to vest, December 31, 2012	3,590,000	$0.90		$359,000
Outstanding, December 31, 2012	3,590,000	$0.90	8.35 years	$359,000
Granted	438,000	0.67
Exercised	—	—
Canceled	(3,000)	0.90
Expired	—	—
Outstanding, December 31, 2013	4,025,000	$0.87	7.6 years	$74,000
Exercisable, December 31, 2013	1,795,000	$0.90		$—
Vested and expected to vest, December 31, 2013	4,025,000	$0.87		$74,000

The aggregate intrinsic value of options outstanding as of December 31, 2013 is calculated as the difference between the exercise price of the underlying options that were in-the-money as of that date and the fair market value of the Common Stock as determined by the Company using Accounting Standards Codification 820 as guidance on the definition of fair

EUROSITE POWER INC.

market value. Options that were not in-the-money as of that date, and therefore have a negative intrinsic value, have been excluded from this amount.

Note 5 — Earnings per share:

Basic and diluted earnings per share for the years ended December 31, 2013 and 2012 was as follows:

	2013	2012
Loss per share
Loss available to stockholders	$(1,668,379)	$(1,765,430)

Weighted average shares outstanding - Basic and diluted	56,747,100	54,570,625
Basic and diluted loss per share	$(0.03)	$(0.03)

Shares underlying warrants outstanding	2,507,525	2,507,525
Shares underlying stock options outstanding	4,025,000	3,590,000
Shares underlying convertible debentures outstanding	4,000,000	—

The Common stock dividend has been retroactively applied to the period ended December 31, 2012.

Note 6 — Related parties:

The Company purchases the majority of its energy equipment from American DG Energy, its parent. American DG Energy owns a 70.7% of the Common Stock of the Company. American DG Energy purchases energy equipment primarily from Tecogen, an affiliate of the Company, which manufactures natural gas, engine-driven commercial and industrial cooling and cogeneration systems, and from Ilios Inc., or Ilios, a majority owned subsidiary of Tecogen which is developing a line of ultra-high-efficiency heating products, such as a high efficiency water heater, that provides twice the efficiency of conventional boilers, based on management estimates, for commercial and industrial applications utilizing advanced thermodynamic principles.

American DG Energy, GlenRose Instruments, Tecogen and Ilios, are affiliated companies by virtue of common ownership. Specifically, as of December 31, 2013, John N. Hatsopoulos who is the Chairman of the Company is: (a) the Chief Executive Officer and director of American DG Energy and holds 10.7% of the company’s common stock, (b) the Chief Executive Officer and director of Tecogen and holds 24.5% of the company’s common stock, (c) a director of Ilios and holds 7.2% of the company’s common stock, and (d) the Chairman of GlenRose Instruments and holds 15.7% of the company’s common stock. Dr. George N. Hatsopoulos, who is John N. Hatsopoulos’ brother: (a) holds 13.6% of American DG’s common stock, (b) is a director of Tecogen and holds 23.5% of the company’s common stock, (c) an investor in Ilios and holds 3.1% of the company’s common stock and (d) an investor of GlenRose Instruments and holds 15.7% of the company’s common stock.

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

Barry J. Sanders, the Company’s Chief Executive Officer, is also the President and Chief Operating Officer of American DG Energy and devotes part of his business time to the affairs of American DG Energy. His salary is paid by American DG Energy but a portion is reimbursed by the Company according to the requirements of the business in a given week at a fully burdened hourly rate of $122. On average, Mr. Sanders spends approximately 25% of his business time on the

EUROSITE POWER INC.

affairs of the Company, but such amount varies widely depending on the needs of the business and is expected to increase as the business of the Company develops.

Jesse T. Herrick, the Company’s Chief Financial Officer, devotes part of his business time to the affairs of American DG Energy. His salary is paid by American DG Energy but a portion is reimbursed by by the Company according to the requirements of the business in a given week at a fully burdened hourly rate of $80. On average, Mr. Herrick spends approximately 15% of his business time on the affairs of the Company, but such amount varies widely depending on the needs of the business. (See Note 8 for Subsequent Events)

The Company’s headquarters are located in Waltham, Massachusetts and consist of 3,282 square feet of office and storage space that are leased from Tecogen and shared with American DG Energy. American DG Energy is not currently charging the Company for utilizing its share of office space in the United States since it believes it is insignificant. The Company currently does not occupy any office space in the United Kingdom or Europe but intends to do so in the future. The Company believes that its facilities are appropriate and adequate for its current needs.

Note 7 — Income taxes:

The Company did not record any income tax benefit or tax provision at December 31, 2013 and 2012, respectively. A reconciliation of federal statutory income tax provision to the Company’s actual provision for the years ended December 31, 2013 and 2012, respectively, is as follows:

	2013	2012
Benefit at federal statutory tax rate	$(567,000)	$(599,000)
Foreign rate differential	141,330	122,076
Unbenefited operating losses	425,670	476,924
Tax expense	$—	$—

The component of net deferred tax assets recognized in the accompanying consolidated balance sheets at December 31, 2013 and 2012, respectively, is as follows:

	2013	2012
Net operating loss carryforwards	$903,000	$578,000
Accrued expenses and other	485,000	340,000
Valuation allowance	(1,388,000)	(918,000)
Net deferred tax asset	$—	$—

As of December 31, 2013, the Company has federal and state loss carryforwards of approximately $979,000 and $533,000, respectively, which may be used to offset future federal and state taxable income, expiring at various dates through 2032. In addition, as of December 31, 2013 the Company had foreign loss carryforwards of 2,635,000 which may be used to offset future foreign taxable income. Management has determined that it is more likely than not that the Company will not recognize the benefits of the federal and state deferred tax assets and as a result has recorded a valuation allowance against the entire deferred tax asset. If the Company should generate sustained future taxable income, against which these tax attributes may be recognized, some portion or all of the valuation allowance would be reversed.

The Company adopted FIN 48 at inception. The adoption of this statement had no effect on the Company’s financial position. The Company has no uncertain tax positions as of either the date of adoption, or as of December 31, 2013. The Company joins in the filing of a federal consolidated return with its parent company, American DG Energy Inc.

The Company's federal and state net operating losses could be limited to the extent that there are significant changes in ownership of the Company's stock. The company has not assessed the impacts of these limitations on its tax attributes.

Note 8 — Subsequent events:

On February 20, 2014, EuroSite Power Inc., or the Company, accepted certain separate note exchange agreements, or the Note Exchange Agreements, from the holders of its existing 4% Senior Convertible Notes Due 2015, originally issued on June 14, 2013, or the Notes, including American DG Energy Inc., or American DG, the Company’s majority parent, pursuant

EUROSITE POWER INC.

to which the Company exchanged the Notes for like principal amounts of 4% Senior Convertible Notes Due 2017, or the New Notes, in an aggregate principal amount of $4,000,000. Accrued but unpaid interest on the Notes will be treated as accrued interest under the New Notes. Included among the investors exchanging their Notes for New Notes are: American DG, in the amount of $1,100,000; Bruno Meier, a director of the Company, in the amount of $250,000; Prime World Inc., a company controlled by Joan Giacinti, one of the Company’s directors, in the amount of $300,000; Charles T. Maxwell, Chairman of the Board of Directors of American DG, in the amount of $250,000; Nettlestone Enterprises Limited, a shareholder of both the Company and American DG, in the amount of $300,000; Perastra Management S.A., an investor in the Company and American DG, in the amount of $1,500,000; and Yves Micheli, an investor in the Company, in the amount of $300,000.

The holders of the Notes were subject to and entitled to the benefits of the Noteholders Agreement, and such agreement was amended by the Note Exchange Agreements. The Noteholders Agreement remains in effect as to the New Notes, except it has been amended to reflect the maturity of the New Notes as June 14, 2017; provide that the initial conversion rate of the New Notes is 1,667 shares of common stock per $1,000 principal amount of the New Notes, subject to adjustment; and eliminate the noteholders’ options to extend the Notes.

The Company has evaluated subsequent events through the date of this filing and determined that no other subsequent events occurred that would require recognition in the consolidated financial statements or disclosure in the notes thereto.