Form 10-Q
period 2014-03-31
EUROSITE POWER INC.
filed 2014-05-15
CIK 1528103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non –accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Title of each class	Outstanding at May 15, 2014
Common Stock, $0.001 par value	56,747,100

EUROSITE POWER INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDING MARCH 31, 2014

References in this Form 10-Q to “we”, “us”, “our”, the “Company” and “EuroSite Power” refer to EuroSite Power Inc. and its consolidated subsidiaries, unless otherwise noted.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

EUROSITE POWER INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of March 31, 2014 and December 31, 2013 (unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$1,203,036	$1,519,602
Accounts receivable	116,844	153,514
Value added tax receivable	27,156	3,541
Inventory	14,115	385,660
Other current assets	40,804	52,957
Total current assets	1,401,955	2,115,274
Property, plant and equipment, net	4,553,181	4,030,330
Other assets, long-term	—	20,428
TOTAL ASSETS	$5,955,136	$6,166,032

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$296,388	$202,631
Due to related party	15,633	—
Accrued expenses and other current liabilities	99,789	71,080
Total current liabilities	411,810	273,711
Long-term liabilities
Convertible debentures	2,087,000	1,800,000
Convertible debentures due to related parties	2,550,778	2,200,000
Total liabilities	5,049,588	4,273,711

Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 56,747,100 issued and outstanding at March 31, 2014 and December 31, 2013.	56,747	56,747
Additional paid-in capital	6,738,506	6,690,610
Accumulated deficit	(5,889,705)	(4,855,036)
Total stockholder' equity	905,548	1,892,321

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,955,136	$6,166,032

See Notes to unaudited Condensed Consolidated Financial Statements

EUROSITE POWER INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2014 and March 31, 2013

	Three Months Ended
	March 31, 2014	March 31, 2013
	(unaudited)	(unaudited)
Revenues
Energy revenues	$430,778	$117,108
Turnkey & other revenues	1,406	—
	432,184	117,108
Cost of sales
Fuel, maintenance and installation	328,741	94,470
Depreciation expense	70,696	15,164
	399,437	109,634
Gross profit	32,747	7,474

Operating expenses
General and administrative	193,174	195,266
Selling	116,114	181,218
Engineering	23,986	31,709
	333,274	408,193
Loss from operations	(300,527)	(400,719)
Other income (expense)
Interest and other income	1,213	1,230
Interest expense	(21,778)	(5,253)
Loss on extinguishment of convertible debt	(713,577)	—
	(734,142)	(4,023)

Loss before income taxes	(1,034,669)	(404,742)
Net loss	$(1,034,669)	$(404,742)

Net loss per share - basic and diluted	$(0.02)	$(0.01)
Weighted-average shares outstanding - basic and diluted	56,747,100	56,747,100

See Notes to unaudited Condensed Consolidated Financial Statements

EUROSITE POWER INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2014 and March 31, 2013

	Three Months Ended
	March 31, 2014	March 31, 2013
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,034,669)	$(404,742)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	72,419	15,164
Loss on extinguishment of debt	713,577	—
Amortization of deferred financing	2,509	—
Amortization of convertible debt premium	(18,222)	—
Stock-based compensation	47,896	27,795
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	36,670	(23,377)
Value added tax receivable	(23,615)	(287,333)
Inventory	371,545	(67,065)
Prepaid and other current assets	(27,505)	(21,731)
Increase (decrease) in:
Accounts payable	93,757	377,619
Due to related party	15,633	(35,809)
Accrued expenses and other current liabilities	28,709	(44,047)
Net cash provided by (used in) operating activities	278,704	(463,526)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(595,270)	(839,507)
Net cash used in investing activities	(595,270)	(839,507)

CASH FLOWS FROM FINANCING ACTIVITIES:
Costs associated with fund raising	—	(4,558)
Proceeds from cancellation of parent note	—	1,100,000
Net cash provided by (used in) financing activities	—	1,095,442

Net (decrease) increase in cash and cash equivalents	(316,566)	(207,591)
Cash and cash equivalents, beginning of the period	1,519,602	832,511
Cash and cash equivalents, end of the period	$1,203,036	$624,920

See Notes to unaudited Condensed Consolidated Financial Statements

EUROSITE POWER INC.

Notes to Interim Unaudited Condensed Consolidated Financial Statements for the period ending March 31, 2014

Note 1 — Description of business and summary of significant accounting policies:

Description of Business

EuroSite Power Inc., or the Company, we, our or us, distributes, owns and operates clean, on-site energy systems that produce electricity, hot water, heat and cooling in the United Kingdom and Europe. Our business model is to own the equipment it installs at customers’ facilities and to sell the energy produced by these systems to the customers on a long-term contractual basis at prices guaranteed to the customer to be below conventional utility rates. We call this business the EuroSite Power “On-Site Utility.”

The Company was incorporated as a Delaware corporation on July 9, 2010 as a subsidiary of American DG Energy Inc., or American DG Energy, to introduce the American DG Energy On-Site Utility solution into the United Kingdom and the European market.

Principles of Consolidation and Basis of Presentation

The unaudited condensed consolidated financial statements, or the Unaudited Financial Statements, presented herein have been prepared by the Company, without audit, and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the interim periods presented. The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and pursuant to the rules and regulations of the Securities And Exchange Commission, or SEC, for reporting in this Quarterly Report on Form 10-Q, or the Quarterly Report. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is suggested that the Unaudited Financial Statements be read in conjunction with the consolidated financial statements and notes included in the Company’s Form 10-K for the fiscal year ended December 31, 2013. The Company’s operating results for the three month period ended March 31, 2014, may not be indicative of the results expected for any succeeding interim periods or for the entire year ending December 31, 2014.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary EuroSite Power Limited, a United Kingdom registered company.

On July 9, 2010, American DG Energy invested $45,000 in exchange for 45 million shares of the Company’s common stock, par value $.001 per share, or Common Stock, and obtained controlling interest in the Company. Also on July 9, 2010, Nettlestone Enterprises Limited, invested $5,000 in exchange for 5 million shares of the Company’s Common Stock. As of March 31, 2014, American DG Energy owned a 70.7% interest in the Company and consolidates the Company into its financial statements in accordance with GAAP.

The Company’s operations are comprised of one business segment. The Company’s business is to sell energy in the form of electricity, heat, hot water and cooling to its customers under long-term sales agreements. Occasionally the company will sell equipment or services to interested parties. All of the Company's revenue is generated in the United Kingdom. All of the Company's long lived assets are located in the United Kingdom.

The Company has experienced total net losses since inception of $5.9 million. For the foreseeable future, the Company expects to experience continuing operating losses and negative cash flows from operations as its management executes its current business plan. The Company believes that its existing resources, including cash and cash equivalents, future cash flow from operations, its ability to control certain costs, including those related to general and administrative expenses, and the use of capital from its parent company, will be sufficient to meet the working capital requirements of its existing business for the foreseeable future, including the next 12 months; however, as the Company continues to grow its business by adding more energy systems, the cash requirements will increase. Beyond March 31, 2015, the Company may need to raise additional capital through debt financing or use capital provided by its parent to meet its operating and capital needs.There can be no assurance, however, that the Company will be successful in these fund-raising efforts or that additional funds will be available on acceptable terms, if at all.

Since its inception to March 31, 2014, the Company has raised a total of $5,896,000 through various private placements of Common Stock. If the Company is unable to raise additional capital, the Company may need to terminate certain of its employees and adjust its current business plan. Financial considerations may cause the Company to modify planned deployment of new energy systems and the Company may decide to suspend installations until it is able to secure

EUROSITE POWER INC.

additional working capital. The Company will evaluate possible acquisitions of, or investments in, businesses, technologies and products that are complementary to its business; however, the Company is not currently engaged in such discussions.

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

As a by-product of the energy business, in some cases, the customer may choose to have the Company construct the system for them rather than have it owned by the Company. In this case, the Company will account for revenue, or turnkey revenue, and costs using the percentage-of-completion method of accounting. Under the percentage-of-completion method of accounting, revenues are recognized by applying percentages of completion to the total estimated revenues for the respective contracts. Costs will be recognized as incurred. The percentages of completion are determined by relating the actual cost of work performed to date to the current estimated total cost at completion of the respective contracts. When the estimate on a contract indicates a loss, the Company's policy is to record the entire expected loss, regardless of the percentage of completion. The excess of contract costs and profit recognized to date on the percentage-of-completion accounting method in excess of billings will be recorded as unbilled revenue. Billings in excess of related costs and estimated earnings will be recorded as deferred revenue. The Company had no such arrangements at March 31, 2014 and 2013, respectively.

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

EUROSITE POWER INC.

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

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist of highly liquid cash equivalents. The Company has cash balances in certain financial institutions in amounts which occasionally exceed current federal deposit insurance limits. The financial stability of these institutions is continually reviewed by senior management. As of March 31, 2014, the Company had a balance of $1,203,036 in cash and cash equivalents. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Accounts Receivable

The Company maintains receivable balances with its customers. The Company reviews its customers’ credit history before extending credit and generally does not require collateral. An allowance for doubtful accounts is established based upon factors surrounding the credit risk of specific customers, historical trends and other information. Bad debts are written off when identified by management. At March 31, 2014 and December 31, 2013, there was no allowance for doubtful accounts.

Inventory

Inventories are stated at the lower of cost or market, valued on a first-in, first-out basis. Inventory is reviewed periodically for slow-moving and obsolete items.

Supply Concentrations

All of the Company’s cogeneration unit purchases for the periods ending March 31, 2014 and 2013, respectively, were from one vendor (see “Note 6 - Related parties”). The Company believes there are sufficient alternative vendors available to ensure a constant supply of cogeneration units on comparable terms. However, in the event of a change in suppliers, there could be a delay in obtaining units which could result in a temporary slowdown of installing additional income producing sites. The Company believes there are sufficient alternative vendors available to ensure a constant supply of maintenance and installation services on comparable terms. However, in the event of a change of vendor, there could be a delay in installation or maintenance services.

Property Plant and Equipment

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method at rates sufficient to write off the cost of the applicable assets over the shorter of the estimated useful life or the contract term. Repairs and maintenance are expensed as incurred.

The Company reviews the useful life of its energy systems on a quarterly basis or whenever events or changes in business circumstances indicate that the carrying value of the assets may not be fully recoverable or that the useful lives of the assets will no longer be appropriate. The Company evaluates the recoverability of its long-lived assets when impairment indicators exist by comparing the net book value of the assets to the estimated future undiscounted cash flows attributable to such assets. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis.

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date based on the estimated fair value of the award and is recognized as an expense in the consolidated statements of operations over the requisite service period. The fair value of

EUROSITE POWER INC.

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

See “Note 4 – Stockholders’ equity” for a summary of the stock option activity under our 2011 Stock Incentive Plan, as amended, and the UK Sub-Plan for the periods ending March 31, 2014 and 2013, respectively.

Loss per Common Share

The Company computes basic loss per share by dividing net loss for the period by the weighted-average number of shares of Common Stock outstanding during the period. The Company computes its diluted earnings per common share using the treasury stock method. For purposes of calculating diluted earnings per share, the Company considers its shares issuable in connection with stock options and warrants to be dilutive Common Stock equivalents when the exercise price is less than the average fair market value of the Company’s Common Stock for the period. For the period ending March 31, 2014, the Company excluded 13,199,190 anti-dilutive shares resulting from the exercise of stock options, warrants and debentures, and for the period ended December 31, 2013, the Company excluded 6,315,252 anti-dilutive shares resulting from the exercise of stock options, warrants and debentures.

Other Comprehensive Net Loss

The comprehensive net loss for the periods ending March 31, 2014 and 2013, respectively, does not differ from the reported loss.

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

Note 2 — Inventory:

As of March 31, 2014 and December 31, 2013, the Company had $14,115 and $385,660, respectively, in inventory which consisted of finished goods. As of March 31, 2014 and December 31, 2013, there were no reserves or write downs recorded against inventory.

Note 3 — Convertible debentures:

On June 14, 2013, the Company entered into subscription agreements with certain investors, including American DG Energy for a private placement of an aggregate principal amount of $4,000,000 of 4.00% Senior Unsecured Convertible

EUROSITE POWER INC.

Notes Due 2015, or the Notes. In connection with the private placement, American DG Energy exchanged a promissory note in the aggregate principal amount of $1,100,000, originally issued on February 26, 2013, or the Old Note, for a like principal amount of the Notes and cash paid for any accrued but unpaid interest on the Old Note.

The holders of the Notes are subject to and entitled to the benefits of the 4% Senior Convertible Notes due 2015 Noteholders Agreement, dated June 14, 2013, or the Noteholders Agreement. The Notes will mature on June 14, 2015 and will accrue interest at the rate of 4.0% per annum payable in cash on a semi-annual basis. At the Investor's option, the Notes may be converted into shares of the Company's common stock at an initial conversion rate of 1,000 shares of common stock per $1,000 principal amount of Notes, subject to adjustment. At the scheduled maturity date, each of the Investors will have the following options: request payment of their principal amount and accrued interest in cash; extend the term of the Notes for an additional 3 years with an automatic decrease in interest rate to 3.0% per annum; or exchange the Notes for a new non-convertible note with a 3 year maturity and a 6.0% per annum interest rate; no accrued interest will be lost on such exchange. The Company has evaluated the term-extending option and has determined that the extension option on the Notes represents a derivative under ASC 815-15-25-44 however, it has concluded that its value at inception and at March 31, 2014 was de minimis based on the current rising interest rate environment; the improving U.S. economy and the potential end of Federal Reserve bond purchases; and current market yields of convertible debentures with maturities similar to ours.

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

Included among the investors subscribing for the Notes are: Bruno Meier, a director of the Company, in the amount of $250,000; Prime World Inc., a company controlled by Joan Giacinti, one of the Company's directors, in the amount of $300,000; Charles T. Maxwell, Chairman of the Board of Directors of American DG Energy, in the amount of $250,000; and Nettlestone Enterprises Limited, a shareholder of both the Company and American DG Energy, in the amount of $300,000.

The proceeds of the offering of the Notes will be used in connection with the development and installation of current and new energy systems, business development and for general corporate purposes.

On February 20, 2014 the Company entered into a Note Exchange Agreement with American DG Energy, Inc. and other investors whereby the parties agreed to exchange the $4,000,000 of 4.00% Senior Unsecured Convertible Notes Due 2015 for New Notes. The effect of the Note Exchange agreement (a) extended the maturity date from June 14, 2015 to June 14, 2017, (b) adjusted the conversion price of the notes which changed from 1,000 shares of the Company’s Common Stock for each $1,000 of principal converted to 1,667 shares of the Company’s Common Stock for each $1,000 of principal converted, and (c) eliminated the Holders’ options to extend the Notes.  Management analyzed the impact of the Note Exchange Agreement and determined that the Notes and the New Notes were substantially different and, as a result, has recognized a loss on extinguishment of $713,577 to recognize the excess of the fair value of the New Notes that were issued in the exchange over the carrying value of the Notes surrendered as well as debt issue costs. As a result of the application of extinguishment accounting, the Company has recorded the New Debt at fair value as of the date of the exchange. Because fair value of the debt is $4,656,000 and the carrying value was $4,000,000, a premium of $656,000 was established. The Company will apply the interest method of accounting to amortize the premium over the life of the New Note. The fair value of the New Notes was determined using a binomial lattice model.  The following table provides quantitative information used in the valuation of the fair value measurement, including the assumptions for the significant unobservable inputs used in the binomial lattice model valuation:

EUROSITE POWER INC.

Notional amount	$4,000
Par amount	$1,000
Interest rate	4.0%
Conversion ratio	1,667
Conversion price, per share	$0.60
Stock price as of the valuation date	$0.51
Historical realized weekly volatility	87%
Risk free rate	0.9%
Discrete dividend payment rate	—%

Significant increases (decreases) in the significant unobservable inputs used in the fair value measurement of the New Notes would result in a significantly higher (lower) fair value measurement.

EUROSITE POWER INC.

Note 4 — Stockholders’ equity:

Common Stock

In 2011 the Company raised $1,148,401, net of costs, in a private placement by issuing 1,250,000 shares of Common Stock to four accredited investors at a price of $1.00 per share.

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

Also, on November 30, 2012, the Company entered into subscription agreements with selected investors for a private placement of units consisting, in the aggregate, of 875,000 shares of its Common Stock and warrants to purchase 875,000 shares of its Common Stock. The subscription agreements provided for the purchase of the units at a purchase price of $1.00 per unit, and the warrants at an exercise price of $1.00 per share of Common Stock and an expiration date of November 30, 2013. Scarsdale acted as placement agent, on a reasonable efforts basis, for the offering and received a placement fee in cash equal to 6.5% of the gross proceeds of the offering and 56,875 warrants with an exercise price of $1.00 per share of Common Stock that expire on November 30, 2013. The fair value of the warrants granted was estimated to be $6,703 using the Black-Scholes option pricing valuation model and was recorded in stockholders' equity in additional paid-in capital and as a cost of the financing as a deduction to the proceeds raised. The Company also reimbursed certain expenses incurred by Scarsdale in the offering.

The holders of Common Stock have the right to vote their interest on a per share basis. At March 31, 2014, there were 56,747,100 shares of Common Stock outstanding.

On July 2, 2013, American DG Energy declared a special dividend of one share of EuroSite Power common stock for every ten shares of American DG Energy common stock. The special dividend was paid on August 15, 2013, to stockholders of record as of the close of business on July 25, 2013. In connection with this transaction American DG Energy issued to its stockholders an aggregate of 4,880,679 shares of EuroSite Power common stock that it owned. The EuroSite Power shares distributed pursuant to the special dividend are not restricted securities in the hands of shareholders who are not affiliates of American DG Energy or EuroSite Power. Affiliates may sell the securities only after a 6 month holding period pursuant to the provisions of the SEC's Rule 144.

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

EUROSITE POWER INC.

Stock options vest based upon the terms within the individual option grants, usually over a four year period with an acceleration of the unvested portion of such options upon a liquidity event, as defined in the Company’s stock option agreement. The options are not transferable except by will or domestic relations order. The option price per share under the Amended Plan is not less than the fair value of the shares on the date of the grant. The number of securities remaining available for future issuance under the Amended Plan was 475,000 at March 31, 2014.

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
On September 30, 2013 the Company granted to employees options to purchase 20,000 shares of Common Stock at a purchase price of $0.45 per share. Those options have a vesting schedule of four years and expire in ten years. The assumptions used in Black-Scholes option pricing model include an expected life of 6.25 years, a risk-free interest rate of 2.02% and an expected volatility of 36.44%. The fair value of the options issued was $3,534 .
On October 15, 2013 the Company granted to an officer of the Company options to purchase 200,000 shares of Common Stock at a purchase price of $0.41 per share. Those options have a vesting schedule of four years and expire in ten years. The assumptions used in Black-Scholes option pricing model include an expected life of 6.25 years, a risk-free interest rate of 2.11% and an expected volatility of 36.44%. The fair value of the options issued was $32,353.
During the three month period ending March 31, 2014, the Company had 4,025,000 options outstanding and recognized employee non-cash compensation expense of $47,896 related to the issuance of those stock options. At March 31, 2014, the total compensation cost related to unvested stock option awards not yet recognized was $173,500. This amount will be recognized over the weighted average period of 1.7 years. Stock option activity as of and for the three month period ending March 31, 2014 was as follows:

EUROSITE POWER INC.

Common Stock Options	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Outstanding, December 31, 2013	4,025,000	$0.87	$0.87	7.6 years	74,000
Granted	—	—	—
Exercised	—	—	—
Canceled	—	—	—
Expired	—	—	—
Outstanding, March 31, 2014	4,025,000	$0.87	$0.87	7.3 years	$21,200
Exercisable, March 31, 2014	2,371,250		$0.90		$—
Vested and expected to vest, March 31, 2014	4,025,000		$0.87		$21,200

The aggregate intrinsic value of options outstanding as of March 31, 2014, is calculated as the difference between the exercise price of the underlying options and the price of the Company’s Common Stock for options that were in-the-money as of that date. Options that were not in-the-money as of that date, and therefore have a negative intrinsic value, have been excluded from this amount. At March 31, 2014 there were 1,653,750 unvested stock options vesting over 1.7 years.

Note 5 — Earnings per share:

Basic and diluted earnings per share for the three month periods ended March 31, 2014 and 2013, respectively was as follows:

	Three Months
	March 31, 2014	March 31, 2013
Earnings per share
Loss available to stockholders	$(1,034,669)	$(404,742)
Weighted average shares outstanding - Basic and diluted	56,747,100	56,747,100
Basic and diluted loss per share	$(0.02)	$(0.01)

Shares underlying warrants outstanding	2,507,525	2,507,525
Shares underlying stock options outstanding	4,025,000	3,808,000
Shares underlying convertible debentures outstanding	6,666,665	—

Note 6 — Related parties:

American DG Energy, the Company's parent, Tecogen, Ilios Inc., or Ilios, GlenRose Instruments Inc., or GlenRose Instruments, Pharos LLC, or Pharos, and Levitronix Technologies LLC, or Levitronix are affiliated companies by virtue of common ownership. The business of GlenRose Instruments, Pharos and Levitronix is not related to the business of the Company. The common stockholders include:

•
John N. Hatsopoulos who is the Chairman of the Company who holds 0.1% of its common stock is also: (a) the Chief Executive Officer and director of American DG Energy and holds 10.7% of that company’s common stock; (b) the Chief Executive Officer and director of Tecogen and holds 24.5% of that company’s common stock; (c) a director of Ilios and holds 7.2% of that company’s common stock; and (d) the Chairman of GlenRose Instruments and holds 15.7% of that company’s common stock.

•
Dr. George N. Hatsopoulos, who is John N. Hatsopoulos’ brother, who holds 0.3% of the Company's common stock is also: (a) holds 13.6% of of American DG Energy’s common stock; (b) a director of Tecogen and holds 23.5% of that company’s common stock; (c) an investor in Ilios and holds 3.1% of that company’s common stock; and (d) an investor of GlenRose Instruments and holds 15.7% of that company’s common stock.

EUROSITE POWER INC.

The Company expects to purchase the majority of its energy equipment from American DG Energy, its parent. American DG Energy owns 70.7% of the Common Stock of the Company. American DG Energy purchases energy equipment primarily from Tecogen which manufactures natural gas, engine-driven commercial and industrial cooling and cogeneration systems, and from Ilios which is developing a line of ultra-high-efficiency heating products, such as a high efficiency water heater, that provides twice the efficiency of conventional boilers, based on management estimates, for commercial and industrial applications utilizing advanced thermodynamic principles.

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

The Company purchases energy systems from American DG Energy and ships them to the United Kingdom. At March 31, 2014 and December 31, 2013, the Company had an inventory balance of $14,115 and $385,660, respectively, consisting of energy systems purchased from American DG Energy.

On February 26, 2013, the Company received financing in the amount of $1,100,000 from American DG Energy, its parent. Under the terms of the agreement the Company was to pay interest at a rate of 6.0% per annum payable quarterly in arrears.

On June 14, 2013, the Company entered into subscription agreements with certain investors, including American DG Energy for a private placement of an aggregate principal amount of $4,000,000 of 4.00% Senior Unsecured Convertible Notes Due 2015. In connection with the private placement, American DG Energy exchanged a promissory note in the aggregate principal amount of $1,100,000, originally issued on February 26, 2013, for a like principal amount of the Notes and cash paid for any accrued but unpaid interest on the Old Note. Included among the investors subscribing for the Notes are: Bruno Meier, a director of the Company, in the amount of $250,000; Prime World Inc., a company controlled by Joan Giacinti, one of the Company's directors, in the amount of $300,000; Charles T. Maxwell, Chairman of the Board of Directors of American DG Energy, in the amount of $250,000; and Nettlestone Enterprises Limited, a shareholder of both the Company and American DG Energy, in the amount of $300,000. The proceeds of the offering of the Notes will be used in connection with the development and installation of current and new energy systems, business development and for general corporate purposes.

On February 20, 2014 the Company entered into a Note Exchange Agreement with American DG Energy, Inc. and other investors whereby both parties agreed to exchange the $4,000,000 of 4.00% Senior Unsecured Convertible Notes Due 2015 for New Notes. The "Stated Maturity" of the Notes as set forth therein changed from June 14, 2014 to June 14, 2017; the "Initial Conversion Rate" of the Notes as set forth therein changed from 1,000 shares of the Company's Common Stock for each $1,000 of principal converted to 1,667 shares of the Company's Common Stock for each $1,000 of principal converted; and the Holders' of options to extend the Notes were eliminated.

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

EUROSITE POWER INC.

Jesse T. Herrick, who was the Company’s Chief Financial Officer, devoted part of his business time to the affairs of American DG Energy. His salary was paid by American DG Energy but a portion is reimbursed by the Company according to the requirements of the business in a given week at a fully burdened hourly rate of $80. On average, Mr. Herrick spent approximately 15% of his business time on the affairs of the Company, but such amount varied widely depending on the needs of the business. On February 18, 2014, Jesse T. Herrick resigned, effective March 31, 2014, from his positions as Chief Financial Officer, Secretary and Treasurer of American DG Energy Inc. and EuroSite Power Inc..On March 31, 2014, Jesse T. Herrick amended and restated the terms of his February 18, 2014 resignation letter to the Company. Pursuant to such amended and restated resignation letter, Mr. Herrick’s resignation from his positions as Chief Financial Officer, Secretary and Treasurer of the Company, and any other positions he may have had with the Company and will become effective April 11, 2014.

The Company’s headquarters are located in Waltham, Massachusetts and consist of 3,282 square feet of office and storage space that are leased from Tecogen and shared with American DG Energy. The lease expires on March 31, 2014 and is a month to month lease thereafter. American DG Energy is currently charging the Company for utilizing its share of office space in the United States through an intercompany service charge. The Company also occupies a small office space in the United Kingdom. The Company believes that its facilities are appropriate and adequate for its current needs.

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

At March 31, 2014, the Company has no financial instruments that are required to be recorded at fair value on a recurring basis. The Company’s financial instruments include cash and cash equivalents and accounts payable whose recorded values approximate fair value based on their short term nature.

The  carry value of the convertible debentures are at fair value based upon an estimate performed for the February 20, 2014 exchange of debentures. See "Note 3 - Convertible debentures" for further detail.

Note 8 — Subsequent events:

On March 31, 2014, Jesse T. Herrick amended and restated the terms of his February 18, 2014 resignation letter to the Company. Pursuant to such amended and restated resignation letter, Mr. Herrick’s resignation from his positions as Chief Financial Officer, Secretary and Treasurer of the Company, and any other positions he may have had with the Company and will become effective April 11, 2014.

On April 15, 2014, the Company, entered into a subscription agreement with a European investor for the sale of a $300,000, 4% Senior Convertible Note Due 2018. The Note will mature on April 15, 2018 and will accrue interest at the rate of 4% per annum payable on a semi-annual basis. At the holder’s option, the Note may be converted into shares of the Company’s common stock at a conversion price of $0.60 per share, subject to adjustment in certain circumstances. The proceeds of the Note will be used in connection with the development and installation of current and new energy systems, business development and for general corporate purposes.

On April 24, 2014, the Company, entered into a subscription agreement with a European investor for the sale of a $300,000, 4% Senior Convertible Note Due 2018. The Note will mature on April 24, 2018 and will accrue interest at the rate

EUROSITE POWER INC.

of 4% per annum payable on a semi-annual basis. At the holder’s option, the Note may be converted into shares of the Company’s common stock at a conversion price of $0.60 per share, subject to adjustment in certain circumstances. The proceeds of the Note will be used in connection with the development and installation of current and new energy systems, business development and for general corporate purposes.

On April 24, 2014, the Company entered into a subscription agreement with John N. Hatsopoulos, the chairman of the Company's Board of Directors, for the sale of a $300,000, 4% Senior Convertible Note Due 2018. The Note will mature on April 24, 2018 and will accrue interest at the rate of 4% per annum payable on a semi-annual basis. At the holder’s option, the Note may be converted into shares of the Company’s common stock at a conversion price of $0.60 per share, subject to adjustment in certain circumstances. The proceeds of the Note will be used in connection with the development and installation of current and new energy systems, business development and for general corporate purposes.

These securities were offered and sold to the Investors in private placement transactions made in reliance upon exemptions from registration pursuant to Section 4(a)(2) under the Securities Act of 1933 and Rule 506 promulgated thereunder. The Investors are accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

On April 24, 2014, the Board of Directors of the Company, elected Mr. Gabriel Parmese, age 54, the Company's Chief Financial Officer, Secretary, and Treasurer effective May 7, 2014.

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

First Quarter 2014 Compared to First Quarter 2013

Revenues

Revenues in the first quarter of 2014 were $432,184 compared to $117,108 for the same period in 2013 an increase of $315,076 or 269.0%. The revenues during the quarter included energy revenues from existing systems, and increased primarily due to new sites and more sites being fully operational for a longer period of time in the first quarter of 2014 as compared to the first quarter of 2013.

Cost of Sales

Cost of sales including depreciation expense in the first quarter of 2014 was $399,437 compared to 109,634 for the same period in 2013, primarily attributable to the larger installed base of operating systems.

Operating Expenses

General and administrative expenses were $193,174 in the first quarter of 2014, compared to $195,266 for the same period in 2013, a decrease of $2,092 or 1.1%. The decrease in general and administrative expenses was due to a reduction in professional fees.

Selling expenses were $116,114 in the first quarter of 2014, compared to $181,218 for the same period in 2013, a decrease of $65,104 or 35.9%. The decrease was primarily due to the reduction in professional fees, trade shows and sales commissions.

Engineering expenses were $23,986 in the first quarter of 2014, compared to $31,709 for the same period in 2013. The reduction in expense was due to a decrease in consulting, professional fees and necessary start-up supplies purchased in the first quarter of 2013.

Other Income

Other income was $1,213 in the first quarter of 2014, compared to $1,230 for the same period in 2013, which is interest on our cash balance. Interest expense was $21,778 in the first quarter of 2014, compared to $5,253 for the same period in March 31, 2013 due to interest on the parent note payable and the convertible debentures. Loss on the extinguishment of debt was $713,577 due to the February 20, 2014 Note Exchange Agreement being treated as an extinguishment for accounting purposes. See "Note 3 - Convertible debentures" for further detail.

Net Loss

EUROSITE POWER INC.

Net loss was $1,034,669 in the first quarter of 2014, compared to net loss of $404,742 for the same period in 2013, an increase of 155.6% from the prior year primarily due to a loss on the extinguishment of convertible debt of $713,577.

Liquidity and Capital Resources

Consolidated working capital was $990,145 as of March 31, 2014, compared to $1,841,563 at December 31, 2013. Included in working capital were cash and cash equivalents of $1,203,036 as of March 31, 2014, compared to $1,519,602 at December 31, 2013. The decrease in working capital was a result of net losses and purchases of property and equipment.

Cash provided by operating activities was $278,704 in the first three months of 2014, compared to cash used of $463,526 for the same period in 2013. Our inventory balance decreased to $14,115 in the first three months of 2014, compared to $385,660 at December 31, 2013, resulting in an increase of cash of $371,545 due to systems put into service and removed from inventory to fixed assets. Our value added tax receivable increased to $27,156 in the first three months of 2014, compared to $3,541 at December 31, 2013, resulting in the use of $23,615 of cash. Our other current and long-term assets decreased to $40,804 in the first three months of 2014, compared to $73,385 at December 31, 2013, resulting in a increase of cash of $32,581.

Accounts payable balance increased to $296,388 in the first three months of 2014, compared to $202,631 at December 31, 2013, resulting in an increase of cash of $93,757. Our accrued expense and other current liabilities increased to $99,789 in the first three months of 2014, compared to $71,080 at December 31, 2013. This increase in cash of $28,709 was principally due to an increase in accrued interest on the Company's convertible debt.

The primary investing activities of the Company’s operations included the purchase of equipment. In the first three months of 2014, the Company used $595,270 for purchases of equipment.

On June 14, 2013, the Company entered into subscription agreements with certain investors, including American DG Energy for a private placement of an aggregate principal amount of $4,000,000 of 4.00% Senior Unsecured Convertible Notes Due 2015. In connection with the private placement, American DG Energy exchanged the promissory note in the aggregate principal amount of $1,100,000, originally issued on February 2013, for a like principal amount of the Notes and cash paid for any accrued but unpaid interest on the Old Note. Included among the investors subscribing for the Notes are: Bruno Meier, a director of the Company, in the amount of $250,000; Prime World Inc., a company controlled by Joan Giacinti, one of the Company's directors, in the amount of $300,000; Charles T. Maxwell, Chairman of the Board of Directors of American DG Energy, in the amount of $250,000; and Nettlestone Enterprises Limited, a shareholder of both the Company and American DG Energy, in the amount of $300,000. The proceeds of the offering of the Notes will be used in connection with the development and installation of current and new energy systems, business development and for general corporate purposes. On February 20, 2014 the Company entered into a Note Exchange Agreement with American DG Energy, Inc. and other investors whereby the parties agreed to exchange the $4,000,000 of 4.00% Senior Unsecured Convertible Notes Due 2015 for New Notes. The effect of the Note Exchange agreement (a) extended the maturity date from June 14, 2015 to June 14, 2017, (b) adjusted the conversion price of the notes which changed from 1,000 shares of the Company’s Common Stock for each $1,000 of principal converted to 1,667 shares of the Company’s Common Stock for each $1,000 of principal converted, and (c) eliminated the Holders’ options to extend the Notes.

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

EUROSITE POWER INC.

and the Company may need to suspend any new installation of energy systems and significantly reduce its operating costs until market conditions improve.

Significant Accounting Policies and Critical Estimates

The Company's significant accounting policies are discussed in “Note 1 - Description of business and summary of significant accounting policies” to the Consolidated Financial Statements above and are those that are incorporated in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC. The accounting policies and estimates that can have a significant impact upon the operating results, financial position and footnote disclosures of the Company are described in “Note 1 - Description of business and summary of significant accounting policies” to the Consolidated Financial Statements above and “Note 1 - Description of business and summary of significant accounting policies ” to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4. Controls and Procedures

Management’s evaluation of disclosure controls and procedures:

Our disclosure controls and procedures are designed to provide reasonable assurance that the control system’s objectives will be met. Our management, including our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures as of March 31, 2014, or the Evaluation Date, have concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective due to material weaknesses in financial reporting relating to lack of personnel with a sufficient level of accounting knowledge and a small number of employees dealing with general controls over information technology. At the present time, our management has decided that, considering the employees involved and the control procedures in place, there are risks associated with the above, but the potential benefits of adding additional employees to mitigate these weaknesses do not justify the expenses associated with such increases. Management will continue to evaluate the above weaknesses, and as the Company grows and resources become available, the Company plans to take the necessary steps in the future to remediate the weaknesses.

For these purposes, the term disclosure controls and procedures of an issuer means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the

EUROSITE POWER INC.

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

Changes in Internal Control over Financial Reporting:

In connection with the evaluation referred to in the foregoing paragraph, we will make changes in our internal controls over financial reporting as soon as the resources become available. As of March 31, 2014, no changes have been made to the Company’s process.

EUROSITE POWER INC.

PART II – OTHER INFORMATION

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2013. The risks discussed in our Annual Report on Form 10-K could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.

EUROSITE POWER INC.

Item 6. Exhibits

Exhibit
Number		Description of Exhibit

4.1
Form of 4% Senior Convertible Note Due 2017 issued by the Company, dated as of February 20, 2014 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8‑K, as filed with the SEC on February 25, 2014)

10.1
Form of Note Exchange Agreement between the Company and certain investors, dated as of February 20, 2014 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8‑K, as filed with the SEC on February 25, 2014)

31.1*	–	Rule 13a-14(a) Certification of Chief Executive Officer

31.2*	–	Rule 13a-14(a) Certification of Chief Financial Officer

32.1**	–	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

101.1*	–
The following materials from the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2014, are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text and in detail.

* Filed herewith
** Furnished herewith

EUROSITE POWER INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EUROSITE POWER INC.

By: /s/ BARRY J. SANDERS
Chief Executive Officer
(Principal Executive Officer)
Date: May 15, 2014

By: /s/ GABRIEL J. PARMESE
Chief Financial Officer
(Principal Financial Officer)
Date: May 15, 2014