Form 10-Q
period 2014-06-30
EUROSITE POWER INC.
filed 2014-08-14
CIK 1528103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non –accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Title of each class	Outstanding at August 13, 2014
Common Stock, $0.001 par value	56,747,100

EUROSITE POWER INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDING JUNE 30, 2014

References in this Form 10-Q to “we”, “us”, “our”, the “Company” and “EuroSite Power” refer to EuroSite Power Inc. and its consolidated subsidiaries, unless otherwise noted.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

EUROSITE POWER INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 30, 2014 and December 31, 2013

	June 30, 2014	December 31, 2013
ASSETS	(unaudited)	(unaudited)
Current assets:
Cash and cash equivalents	$1,892,186	$1,519,602
Accounts receivable	105,929	153,514
Value added tax receivable	87,902	3,541
Inventory	18,916	385,660
Other current assets	44,163	52,957
Total current assets	2,149,096	2,115,274
Property, plant and equipment, net	4,974,439	4,030,330
Other assets, long-term	19,644	20,428
TOTAL ASSETS	$7,143,179	$6,166,032

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$319,852	$202,631
Due to related party	18,625	—
Accrued expenses and other current liabilities	187,552	71,080
Total current liabilities	526,029	273,711
Long-term liabilities
Convertible debentures	2,312,400	1,800,000
Convertible debentures due to related parties	3,720,712	2,200,000
Total liabilities	6,559,141	4,273,711
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 56,747,100 issued and outstanding at June 30, 2014 and December 31, 2013.	56,747	56,747
Additional paid-in capital	6,770,467	6,690,610
Accumulated deficit	(6,243,176)	(4,855,036)
Total stockholder' equity	584,038	1,892,321

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,143,179	$6,166,032

See Notes to Unaudited Condensed Consolidated Financial Statements

EUROSITE POWER INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2014 and June 30, 2013

	Three Months Ended
	June 30, 2014	June 30, 2013
	(unaudited)	(unaudited)
Revenues
Energy revenues	$409,867	$190,754
Turnkey & other revenues	6,692	—
	416,559	190,754
Cost of sales
Fuel, maintenance and installation	323,886	176,401
Depreciation expense	72,766	17,299
	396,652	193,700
Gross profit	19,907	(2,946)

Operating expenses
General and administrative	235,236	371,283
Selling	116,050	128,570
Engineering	29,982	34,502
	381,268	534,355
Loss from operations	(361,361)	(537,301)
Other income (expense)
Interest and other income	1,596	568
Interest expense, net of debt premium amortization	6,294	(20,492)
	7,890	(19,924)

Loss before income taxes	(353,471)	(557,225)
Net loss	$(353,471)	$(557,225)

Net loss per share - basic and diluted	$(0.01)	$(0.01)
Weighted-average shares outstanding - basic and diluted	56,747,100	56,747,100

See Notes to Unaudited Condensed Consolidated Financial Statements

EUROSITE POWER INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Six Months Ended June 30, 2014 and June 30, 2013

	Six Months Ended
	June 30, 2014	June 30, 2013
	(unaudited)	(unaudited)
Revenues
Energy revenues	$840,645	$307,862
Turnkey & other revenues	8,098	—
	848,743	307,862
Cost of sales
Fuel, maintenance and installation	652,627	270,871
Depreciation expense	143,462	32,463
	796,089	303,334
Gross profit	52,654	4,528

Operating expenses
General and administrative	428,410	566,549
Selling	232,164	309,788
Engineering	53,968	66,211
	714,542	942,548
Loss from operations	(661,888)	(938,020)
Other income (expense)
Interest and other income	2,809	1,798
Interest expense, net of debt premium amortization	(15,484)	(25,745)
Loss on extinguishment of convertible debt	(713,577)	—
	(726,252)	(23,947)

Loss before income taxes	(1,388,140)	(961,967)
Net loss	$(1,388,140)	$(961,967)

Net loss per share - basic and diluted	$(0.02)	$(0.02)
Weighted-average shares outstanding - basic and diluted	56,747,100	56,747,100

See Notes to Unaudited Condensed Consolidated Financial Statements

EUROSITE POWER INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2014 and June 30, 2013

	Six Months Ended
	June 30, 2014	June 30, 2013
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,388,140)	$(961,967)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	146,936	32,463
Loss on extinguishment of debt	713,577	—
Amortization of deferred financing	784	—
Amortization of convertible debt premium	(72,888)	—
Stock-based compensation	79,857	101,365
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	47,585	(10,922)
Value added tax receivable	(84,361)	141,610
Inventory	366,744	338,367
Prepaid and other current assets	(30,864)	(22,960)
Other assets long term	(17,919)	—
Increase (decrease) in:
Accounts payable	117,221	39,710
Due to related party	18,625	(124,206)
Accrued expenses and other current liabilities	116,472	(21,221)
Net cash provided by (used in) operating activities	13,629	(487,761)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,091,045)	(1,409,439)
Net cash used in investing activities	(1,091,045)	(1,409,439)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net of costs	—	(4,558)
Proceeds from parent promissory note	—	1,100,000
Proceeds from convertible debentures, net of costs	1,450,000	2,874,556
Net cash provided by financing activities	1,450,000	3,969,998

Net (decrease) increase in cash and cash equivalents	372,584	2,072,798
Cash and cash equivalents, beginning of the period	1,519,602	832,511
Cash and cash equivalents, end of the period	$1,892,186	$2,905,309

Supplemental disclosures of cash flow information:
Conversion of parent promissory note to convertible debentures	$—	$1,100,000
Income taxes paid	$—	$—
Interest paid	$—	$—

See Notes to unaudited Condensed Consolidated Financial Statements

EUROSITE POWER INC.

Notes to Unaudited Condensed Consolidated Financial Statements for the period ending June 30, 2014

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

Principles of Consolidation and Basis of Presentation

The unaudited condensed consolidated financial statements, or the Unaudited Financial Statements, presented herein have been prepared by the Company, without audit, and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the interim periods presented. The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and pursuant to the rules and regulations of the Securities And Exchange Commission, or SEC, for reporting in this Quarterly Report on Form 10-Q, or the Quarterly Report. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is suggested that the Unaudited Financial Statements be read in conjunction with the consolidated financial statements and notes included in the Company’s Form 10-K for the fiscal year ended December 31, 2013. The Company’s operating results for the six month period ended June 30, 2014, may not be indicative of the results expected for any succeeding interim periods or for the entire year ending December 31, 2014.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary EuroSite Power Limited, a United Kingdom registered company.

On July 9, 2010, American DG Energy invested $45,000 in exchange for 45 million shares of the Company’s common stock, par value $.001 per share, or Common Stock, and obtained controlling interest in the Company. Also on July 9, 2010, Nettlestone Enterprises Limited, invested $5,000 in exchange for 5 million shares of the Company’s Common Stock. As of June 30, 2014, American DG Energy owns a 70.7% interest in the Company and consolidates the Company into its financial statements in accordance with GAAP.

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

The Company has experienced total net losses since inception of $6.2 million. For the foreseeable future, the Company expects to experience continuing operating losses and negative cash flows from operations as its management executes its current business plan. The Company believes that its existing resources, including cash and cash equivalents, future cash flow from operations, its ability to control certain costs, including those related to general and administrative expenses, and the use of capital from its parent company, will be sufficient to meet the working capital requirements of its existing business for the foreseeable future, including the next 12 months; however, as the Company continues to grow its business by adding more energy systems, the cash requirements will increase. Beyond June 30, 2015, the Company may need to raise additional capital through debt financing or use capital provided by its parent to meet its operating and capital needs.There can be no assurance, however, that the Company will be successful in these fund-raising efforts or that additional funds will be available on acceptable terms, if at all.

Since its inception to June 30, 2014, the Company has raised a total of $5,896,000 through various private placements of Common Stock and $5,450,000 through various private placements of Convertible Debentures. If the Company is unable to raise additional capital, the Company may need to terminate certain of its employees and adjust its current business plan. Financial considerations may cause the Company to modify planned deployment of new energy

EUROSITE POWER INC.

systems and the Company may decide to suspend installations until it is able to secure additional working capital. The Company will evaluate possible acquisitions of, or investments in, businesses, technologies and products that are complementary to its business; however, the Company is not currently engaged in such discussions.

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

As a by-product of the energy business, in some cases, the customer may choose to have the Company construct the system for them rather than have it owned by the Company. In this case, the Company will account for revenue, or turnkey revenue, and costs using the percentage-of-completion method of accounting. Under the percentage-of-completion method of accounting, revenues are recognized by applying percentages of completion to the total estimated revenues for the respective contracts. Costs will be recognized as incurred. The percentages of completion are determined by relating the actual cost of work performed to date to the current estimated total cost at completion of the respective contracts. When the estimate on a contract indicates a loss, the Company's policy is to record the entire expected loss, regardless of the percentage of completion. The excess of contract costs and profit recognized to date on the percentage-of-completion accounting method in excess of billings will be recorded as unbilled revenue. Billings in excess of related costs and estimated earnings will be recorded as deferred revenue. The Company had no such arrangements at June 30, 2014 and December 31, 2013, respectively.

Customers may buy out their long-term obligation under energy contracts and purchase the underlying equipment from the Company. Any resulting gain on these transactions will be recognized over the payment period in the accompanying consolidated statements of operations. The Company had no such arrangements at June 30, 2014 and December 31, 2013, respectively.

Occasionally the Company will enter into a sales arrangement with a customer to construct and sell an energy system and provide energy and maintenance services over the term of the contract. Based on the fact that the Company will sell each deliverable to other customers on a stand-alone basis, the Company will determine that each deliverable has a stand-alone value. Additionally, there are no rights of return relative to the delivered items; therefore, each deliverable will be considered a separate unit of accounting. Revenue will be allocated to each element based upon its relative fair value which is determined based on the estimated price of the deliverables when sold on a standalone basis. Revenue related to the construction of the energy system will be recognized using the percentage-of-completion method as the unit is being constructed. Revenue from the sale of energy will be recognized when electricity, heat, and chilled water is produced by the energy system, and revenue from maintenance services is recognized over the term of the maintenance agreement. The Company had no such arrangements at June 30, 2014 and December 31, 2013, respectively.

EUROSITE POWER INC.

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

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist of highly liquid cash equivalents. The Company has cash balances in certain financial institutions in amounts which occasionally exceed current federal deposit insurance limits. The financial stability of these institutions is continually reviewed by senior management. As of June 30, 2014, the Company had a balance of $1,892,186 in cash and cash equivalents. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Accounts Receivable

The Company has receivable balances due from its customers. The Company reviews its customers’ credit history before extending credit and generally does not require collateral. An allowance for doubtful accounts is established based upon factors surrounding the credit risk of specific customers, historical trends and other information. Bad debts are written off when identified by management. At June 30, 2014 and December 31, 2013, there were no allowance for doubtful accounts.

Inventory

Inventories are stated at the lower of cost or market, valued on a first-in, first-out basis. Inventory is reviewed periodically for slow-moving and obsolete items. As of June 30, 2014 and December 31, 2013, there were no reserves or write-downs recorded against inventory.

Supply Concentrations

Historically, most of the Company’s cogeneration units purchased were from one related vendor (see “Note 6 - Related parties”). For the periods ending June 30, 2014 , the Company began to purchase co-generation equipment from a new unrelated vendor. The Company believes there are other sufficient alternative vendors available to ensure a constant supply of cogeneration units on comparable terms. However, in the event of a change in suppliers, there could be a delay in obtaining units which could result in a temporary slowdown of installing additional income producing sites. The Company believes there are sufficient alternative vendors available to ensure a constant supply of maintenance and installation services on comparable terms. However, in the event of a change of vendor, there could be a delay in installation or maintenance services.

Property, Plant and Equipment

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method at rates sufficient to write off the cost of the applicable assets over the shorter of the estimated useful life or the contract term. Repairs and maintenance are expensed as incurred.

The Company evaluates the recoverability of its long-lived assets by comparing the net book value of the assets to the estimated future undiscounted cash flows attributable to such assets. The useful life of the Company’s energy systems is lesser of the economic life of the asset or the term of the underlying contract with the customer, typically 12 to 15 years. The Company reviews for impairment whenever events or changes in business circumstances indicate that the carrying value of the assets may not be fully recoverable or that the useful lives of the assets are no longer appropriate. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis.

EUROSITE POWER INC.

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date based on the estimated fair value of the award and is recognized as an expense in the consolidated statements of operations over the requisite service period. The fair value of stock options granted is estimated using the Black-Scholes option pricing valuation model. The Company recognizes compensation on a straight-line basis for each separately vesting portion of the option award. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility was calculated based on the average volatility of 4 companies in the same industry as the Company. The average expected life is estimated using the simplified method for “plain vanilla” options. The simplified method determines the expected life in years based on the vesting period and contractual terms as set forth when the award is made. The Company uses the simplified method for awards of stock-based compensation since it does not have the necessary historical exercise and forfeiture data to determine an expected life for stock options. The risk-free interest rate is based on United States Treasury zero-coupon issues with a remaining term which approximates the expected life assumed at the date of grant. When options are exercised the Company normally issues new shares.

See “Note 4 – Stockholders’ equity” for a summary of the stock option activity under our 2011 Stock Incentive Plan, as amended, and the UK Sub-Plan for the periods ending June 30, 2014 and 2013, respectively.

Loss per Common Share

The Company computes basic loss per share by dividing net loss for the period by the weighted-average number of shares of Common Stock outstanding during the period. The Company computes its diluted earnings per common share using the treasury stock method. For purposes of calculating diluted earnings per share, the Company considers its shares issuable in connection with stock options and warrants to be dilutive Common Stock equivalents when the exercise price is less than the average fair market value of the Company’s Common Stock for the period. For the period ending June 30, 2014, the Company excluded 13,128,333 anti-dilutive shares resulting from the exercise of stock options, warrants and debentures.

Other Comprehensive Net Loss

The comprehensive net loss for the periods ending June 30, 2014 and 2013, respectively, does not differ from the reported loss.

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

Impact of New Accounting Pronouncements

U.S. GAAP Accounting Guidance Issued But Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and the International Financial Reporting Standards. This guidance supersedes previously issued guidance on revenue recognition and gives a five step process an entity should follow so that the entity recognizes revenue that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This new guidance will be effective for our fiscal 2018 reporting period and must be applied either retrospectively during each prior reporting period presented or retrospectively with the cumulative effect of initially applying

EUROSITE POWER INC.

this guidance recognized at the date of the initial application. Early adoption is not permitted. We are currently evaluating the impact of the adoption of this ASU on our consolidated financial statements.

                On July 2013, the FASB issued ASU 2013-11, “Income Taxes: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry-forward, a Similar Tax Loss, or a Tax Credit Carry-forward Exists” (a consensus of the FASB Emerging Issues Task Force), or ASU 2013-11. ASU 2013-11 requires the presentation of an unrecognized tax benefit in the financial statements as a reduction to a deferred tax asset for a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward. This net presentation is required unless a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward is not available at the reporting date or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset to settle any additional income tax that would result from the disallowance of the unrecognized tax benefit. ASU 2013-11 is effective for fiscal years beginning after December 15, 2013, with early adoption permitted. We continue to evaluate the impact of this ASU on the Company's consolidated financial statements or financial statement disclosures.

Note 2 — Inventory:

As of June 30, 2014 and December 31, 2013, the Company had $18,916 and $385,660, respectively, in inventory which consisted of finished goods. As of June 30, 2014 and December 31, 2013, there were no reserves or write downs recorded against inventory.

Note 3 — Convertible debentures:

On February 26, 2013, EuroSite Power issued a promissory note in the amount of $1,100,000 to American DG Energy, its parent. Under the terms of the agreement Eurosite Power was to pay interest at a rate of 6% per annum payable quarterly in arrears.

On June 14, 2013, the Company entered into subscription agreements with certain investors, including American DG Energy for a private placement of an aggregate principal amount of $4,000,000 of 4.00% Senior Unsecured Convertible Notes Due 2015, or the Notes. In connection with the private placement, American DG Energy exchanged a promissory note in the aggregate principal amount of $1,100,000, originally issued on February 26, 2013 (the "Old Note"), for a like principal amount of the Notes and cash paid for any accrued but unpaid interest on the Old Note.

The holders of the Notes are subject to and entitled to the benefits of the 4% Senior Convertible Notes due 2015 Note-holders Agreement, dated June 14, 2013, or the Note-holders Agreement. The Notes will mature on June 14, 2015 and will accrue interest at the rate of 4.0% per annum payable in cash on a semi-annual basis. At the Investor's option, the Notes may be converted into shares of the Company's common stock at an initial conversion rate of 1,000 shares of common stock per $1,000 principal amount of Notes, subject to adjustment. At the scheduled maturity date, each of the Investors will have the following options: request payment of their principal amount and accrued interest in cash; extend the term of the Notes for an additional 3 years with an automatic decrease in interest rate to 3.0% per annum; or exchange the Notes for a new non-convertible note with a 3 year maturity and a 6.0% per annum interest rate; no accrued interest will be lost on such exchange. The Company evaluated the term-extending option and concluded that it was an embedded derivative with de minimis value. The Company has subsequently concluded that it is not considered a derivative under ASC 815-Derivatives and Hedging because the term extending feature is considered clearly and closely related to the Notes. Thus, this feature was not required to be bifurcated and no other initial accounting was required. The term-extending option has subsequently been eliminated pursuant to the note exchange agreements discussed herein.

The Notes are guaranteed on a subordinated basis by American DG Energy.

The Note-holder Agreement provides for customary events of default by the Company, including failure to pay interest within ten days of becoming due, failure to pay principal when due, failure to comply provisions of the Notes or the Note-holders Agreement, subject to cure, and certain events of bankruptcy or insolvency.

The holders of the Notes are entitled to the benefits of a registration rights agreement dated June 14, 2013 by and among the Company and the Note-holders named therein, or the Registration Rights Agreement. The Registration Rights Agreement provides for demand registration rights, such that upon the demand of 30.0% of the holders of Registrable Securities, as defined in the Registration Rights Agreement and subject to certain conditions (including that the Company is eligible to use a Form S-3 registration statement and that such holders anticipate an aggregate offering price, net of selling expenses, of at least $250,000), the Company will file a Form S-3 registration statement covering the Registrable Securities

EUROSITE POWER INC.

requested to be included in such registration, subject to adjustment, and use its commercially reasonable efforts to cause such registration statement to become effective. For additional disclosure see the Company's filings with the SEC.

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

On February 20, 2014, the Company entered into a Note Exchange Agreement with American DG Energy, Inc. and other investors whereby the parties agreed to exchange the $4,000,000 of 4.00% Senior Unsecured Convertible Notes Due 2015 for New Notes. The effect of the Note Exchange agreement (a) extended the maturity date from June 14, 2015 to June 14, 2017, (b) adjusted the conversion price of the notes which changed from 1,000 shares of the Company’s Common Stock for each $1,000 of principal converted to 1,667 shares of the Company’s Common Stock for each $1,000 of principal converted, and (c) eliminated the Holders’ options to extend the Notes.  Management analyzed the impact of the Note Exchange Agreement and determined that the Notes and the New Notes were substantially different and, as a result, has recognized a loss on extinguishment of $713,577 to recognize the excess of the fair value of the New Notes that were issued in the exchange over the carrying value of the Notes surrendered as well as debt issue costs. As a result of the application of extinguishment accounting, the Company has recorded the New Debt at fair value as of the date of the exchange. Because fair value of the debt is $4,656,000 and the carrying value was $4,000,000, a premium of $656,000 was established. The Company will apply the interest method of accounting to amortize the premium over the life of the New Note. The fair value of the New Notes was determined using a binomial lattice model.  The following table provides quantitative information used in the valuation of the fair value measurement, including the assumptions for the significant unobservable inputs used in the binomial lattice model valuation:

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

Effective April 15, 2014, the Company, entered into a subscription agreement with a European investor for the sale of a $300,000, 4% Senior Convertible Note Due 2018. The Note will mature on April 15, 2018 and will accrue interest at the rate of 4% per annum payable on a semi-annual basis. At the holder’s option, the Note may be converted into shares of the Company’s common stock at a conversion price of $0.60 per share, subject to adjustment in certain circumstances. The proceeds of the Note will be used in connection with the development and installation of current and new energy systems, business development and for general corporate purposes.

Effective April 24, 2014, the Company, entered into a subscription agreement with a European investor for the sale of a $300,000, 4% Senior Convertible Note Due 2018. The Note will mature on April 24, 2018 and will accrue interest at the rate of 4% per annum payable on a semi-annual basis. At the holder’s option, the Note may be converted into shares of the Company’s common stock at a conversion price of $0.60 per share, subject to adjustment in certain circumstances. The proceeds of the Note will be used in connection with the development and installation of current and new energy systems, business development and for general corporate purposes.

Effective April 24, 2014, the Company entered into a subscription agreement with John N. Hatsopoulos, a related party and the chairman of the Company's Board of Directors, for the sale of a $300,000, 4% Senior Convertible Note Due

EUROSITE POWER INC.

2018. The Note will mature on April 24, 2018 and will accrue interest at the rate of 4% per annum payable on a semi-annual basis. At the holder’s option, the Note may be converted into shares of the Company’s common stock at a conversion price of $0.60 per share, subject to adjustment in certain circumstances. The proceeds of the Note will be used in connection with the development and installation of current and new energy systems, business development and for general corporate purposes.

Effective April 24, 2014, the Company, entered into a subscription agreement with a European investor for the sale of a $250,000, 4% Senior Convertible Note Due 2018. The Note will mature on April 24, 2018 and will accrue interest at the rate of 4% per annum payable on a semi-annual basis. At the holder’s option, the Note may be converted into shares of the Company’s common stock at a conversion price of $0.60 per share, subject to adjustment in certain circumstances. The proceeds of the Note will be used in connection with the development and installation of current and new energy systems, business development and for general corporate purposes.

Effective April 24, 2014, the Company, entered into a subscription agreement with a European investor for the sale of a $300,000, 4% Senior Convertible Note Due 2018. The Note will mature on April 24, 2018 and will accrue interest at the rate of 4% per annum payable on a semi-annual basis. At the holder’s option, the Note may be converted into shares of the Company’s common stock at a conversion price of $0.60 per share, subject to adjustment in certain circumstances. The proceeds of the Note will be used in connection with the development and installation of current and new energy systems, business development and for general corporate purposes.

American DG Energy guarantees (the “Guarantees”), the Notes on a subordinated basis. Among other things, the Guarantees provide that, in the event of the Company's failure to pay principal or interest on a Note, the holder of such Note, on the terms and conditions set forth in the Notes, may proceed directly against American DG Energy, as guarantor, to enforce the Guarantee. These securities were offered and sold to the Investors in private placement transactions made in reliance upon exemptions from registration pursuant to Section 4(a)(2) under the Securities Act of 1933 and Rule 506 promulgated thereunder. The Investors are accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

EUROSITE POWER INC.

Note 4 — Stockholders’ equity:

Common Stock

In 2011, the Company raised $1,148,401, net of costs, in a private placement by issuing 1,250,000 shares of Common Stock to four accredited investors at a price of $1.00 per share.

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

The holders of Common Stock have the right to vote their interest on a per share basis. At June 30, 2014, there were 56,747,100 shares of Common Stock outstanding.

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

EUROSITE POWER INC.

Stock options vest based upon the terms within the individual option grants, usually over a four year period with an acceleration of the unvested portion of such options upon a liquidity event, as defined in the Company’s stock option agreement. The options are not transferable except by will or domestic relations order. The option price per share under the Amended Plan is not less than the fair value of the shares on the date of the grant. The number of securities remaining available for future issuance under the Amended Plan was 455,000 at June 30, 2014.

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
On October 15, 2013 the Company granted to an officer of the Company options to purchase 200,000 shares of Common Stock at a purchase price of $0.41 per share. Those options have a vesting schedule of four years and expire in ten years. The assumptions used in Black-Scholes option pricing model include an expected life of 6.25 years, a risk-free interest rate of 2.11% and an expected volatility of 36.44%. The fair value of the options issued was $32,353. In the three months ended June 30, 2014, the options were canceled.
On May 7, 2014 the Company granted to an officer of the Company options to purchase 220,000 shares of Common Stock at a purchase price of $0.89 per share. Those options have a vesting schedule of four years and expire in ten years. The assumptions used in Black-Scholes option pricing model include an expected life of 6.25 years, a risk-free interest rate of 2.18% and an expected volatility of 35.11%. The fair value of the options issued was $75,358.
During the six month period ending June 30, 2014, the Company had 4,045,000 options outstanding and recognized employee non-cash compensation expense of $79,857 related to the issuance of those stock options. At June 30, 2014, the total compensation cost related to unvested stock option awards not yet recognized was $184,544. This amount will be recognized over the weighted average period of 1.5 years. Stock option activity as of and for the six month period ending June 30, 2014 was as follows:

Common Stock Options	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Outstanding, December 31, 2013	4,025,000	$0.87	$0.87	7.6 years	74,000
Granted	220,000	0.89	—
Canceled	(200,000)	0.41	—
Outstanding, June 30, 2014	4,045,000	$0.90	$0.90	7.12 years	$3,400
Exercisable, June 30, 2014	2,446,250		$0.90		$—
Vested and expected to vest, June 30, 2014	4,045,000		$0.90		$3,400

The aggregate intrinsic value of options outstanding as of June 30, 2014, is calculated as the difference between the exercise price of the underlying options and the price of the Company’s Common Stock for options that were in-the-money as of that date. Options that were not in-the-money as of that date, and therefore have a negative intrinsic value, have been excluded from this amount. At June 30, 2014 there were 1,598,750 unvested stock options vesting over 1.57 years.

EUROSITE POWER INC.

Note 5 — Earnings per share:

Basic and diluted earnings per share for the three and six month periods ended June 30, 2014 and 2013, respectively was as follows:

	Three Months		Six Months
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Earnings per share
Loss available to stockholders	$(353,471)	$(557,225)	$(1,388,140)	$(961,967)
Weighted average shares outstanding - Basic and diluted	56,747,100	56,747,100	56,747,100	56,747,100
Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Shares underlying warrants outstanding	—	2,507,525	—	2,507,525
Shares underlying stock options outstanding	4,045,000	3,805,000	4,045,000	3,805,000
Shares underlying convertible debentures outstanding	9,083,332	4,000,000	9,083,332	4,000,000

Note 6 — Related parties:

American DG Energy, the Company's parent, Tecogen, Ilios Inc., or Ilios are affiliated companies by virtue of common ownership. The common stockholders include:

•
John N. Hatsopoulos who is the Chairman of the Company who holds 0.1% of its common stock is also: (a) the Chief Executive Officer and director of American DG Energy and holds 19.8% of that company’s common stock; (b) the Chief Executive Officer and director of Tecogen and holds 23.5% of that company’s common stock; and (c) a director of Ilios and holds 7.2% of that company’s common stock.

•
Dr. George N. Hatsopoulos, who is John N. Hatsopoulos’ brother, who holds 0.2% of the Company's common stock is also: (a) holds 13.5% of of American DG Energy’s common stock; (b) a director of Tecogen and holds 22.5% of that company’s common stock; and (c) an investor in Ilios and holds 3.1% of that company’s common stock.

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

The Company purchases most of its energy systems from American DG Energy and ships them to the United Kingdom. At June 30, 2014 and December 31, 2013, the Company had an inventory balance of $18,916 and $385,660, respectively.

On February 26, 2013, the Company received financing in the amount of $1,100,000 from American DG Energy, its parent. Under the terms of the agreement the Company has agreed to interest at a rate of 6.0% per annum payable quarterly in arrears.

EUROSITE POWER INC.

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

On February 20, 2014, the Company entered into a Note Exchange Agreement with American DG Energy, Inc. and other investors whereby both parties agreed to exchange the $4,000,000 of 4.00% Senior Unsecured Convertible Notes Due 2015 for New Notes. The "Stated Maturity" of the Notes as set forth therein changed from June 14, 2014 to June 14, 2017; the "Initial Conversion Rate" of the Notes as set forth therein changed from 1,000 shares of the Company's Common Stock for each $1,000 of principal converted to 1,667 shares of the Company's Common Stock for each $1,000 of principal converted; and the Holders' of options to extend the Notes were eliminated.

John N. Hatsopoulos is the Company’s Chairman of the Board and is also the Chief Executive Officer of American DG Energy and Tecogen. His salary is $1.00 per year. On average, Mr. Hatsopoulos spends approximately 20% of his business time on the affairs of the Company, but such amount varies widely depending on the needs of the business and is expected to increase as the business of the Company develops.

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

Jesse T. Herrick, who was the Company’s Chief Financial Officer, devoted part of his business time to the affairs of American DG Energy. His salary was paid by American DG Energy but a portion is reimbursed by the Company according to the requirements of the business in a given week at a fully burdened hourly rate of $80. On average, Mr. Herrick spent approximately 15% of his business time on the affairs of the Company, but such amount varied widely depending on the needs of the business. On February 18, 2014, Jesse T. Herrick resigned, effective March 31, 2014, from his positions as Chief Financial Officer, Secretary and Treasurer of American DG Energy Inc. and EuroSite Power Inc. On March 31, 2014, Jesse T. Herrick amended and restated the terms of his February 18, 2014 resignation letter to the Company. Pursuant to such amended and restated resignation letter, Mr. Herrick’s resignation from his positions as Chief Financial Officer, Secretary and Treasurer of the Company, and any other positions he may have had with the Company and became effective April 11, 2014.

Gabriel J. Parmese, who is the Company’s Chief Financial Officer, devotes part of his business time to the affairs of American DG Energy. His salary was paid by American DG Energy but a portion is reimbursed by the Company according to the requirements of the business in a given week at a fully burdened hourly rate of $80. On average, Mr. Parmese spends approximately 15% of his business time on the affairs of the Company, but such amount varies widely depending on the needs of the business.

The Company’s headquarters are located in Waltham, Massachusetts and consist of 3,282 square feet of office and storage space that are leased from Tecogen and shared with American DG Energy. The lease expired on July 31, 2014 and is a month to month lease thereafter. American DG Energy is currently charging the Company for utilizing its share of office space in the United States through an intercompany service charge. The Company also occupies a small office space in the United Kingdom. The Company believes that its facilities are appropriate and adequate for its current needs.

Effective April 24, 2014, the Company entered into a subscription agreement with John N. Hatsopoulos, the chairman of the Company's Board of Directors. See "Note 3 - Convertible Debentures" for further detail.

EUROSITE POWER INC.

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

At June 30, 2014, the Company has no financial instruments that are required to be recorded at fair value on a recurring basis. The Company’s financial instruments include cash and cash equivalents and accounts payable whose recorded values approximate fair value based on their short term nature.

The  carrying value of the convertible debentures are at fair value based upon an estimate performed for the February 20, 2014 exchange of debentures. See "Note 3 - Convertible debentures" for further detail.

Note 8 – Commitments and contingencies:

The company has certain commitments through its agreements with Tecogen, Ilios, and other related parties. Please see "Note 6-Related parties" for more detail.

The Company, in the ordinary course of business is involved in various legal matters, the outcomes of which are not expected to have a material impact on the financial statements.

Note 9 — Subsequent events:

On August 6, 2014, the parent company of the Company, American DG Energy, closed its previously announced underwritten public offering of 2,650,000 shares of common stock at a per share price of $1.51 and warrants to purchase up to the same number of shares of common stock at a per warrant price of $.0001. The exercise price of the warrants is $1.8875.  In connection with this offering, the underwriter partially exercised its option to purchase up to an additional 15% of the shares and/or warrants offered.  The underwriter exercised this option with respect to warrants to purchase 179,732 shares of common stock. Total gross proceeds from the offering were $4,001,783, before deducting underwriting discounts and commissions and other offering expenses payable by the company. Aegis Capital Corp acted as sole book-running manager for the offering. A final prospectus supplement and accompanying base prospectus relating to this offering was filed on August 1, 2014. This offering was made solely by means of a final prospectus supplement and accompanying base prospectus forming part of the effective registration statement relating to these securities.

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

Second Quarter 2014 Compared to Second Quarter 2013

Revenues

Revenues in the second quarter of 2014 were $416,559 compared to $190,754 for the same period in 2013, an increase of $225,805 or 118.4%. The revenues during the quarter included energy revenues from existing systems, and increased primarily due to new sites and more sites being fully operational for a longer period of time in the second quarter of 2014 as compared to the second quarter of 2013.

Cost of Sales

Cost of sales, including depreciation expense, in the second quarter of 2014 was $396,652 compared to $193,700 for the same period in 2013, primarily attributable to the larger installed base of operating systems.

Operating Expenses

General and administrative expenses were $235,236 in the second quarter of 2014, compared to $371,283 for the same period in 2013, a decrease of $136,047 or 36.6%. The decrease in general and administrative expenses was due to a reduction in non-cash stock compensation, legal and audit expenses.

Selling expenses were $116,050 in the second quarter of 2014, compared to $128,570 for the same period in 2013, a decrease of $12,520 or 9.7%. The decrease was primarily due to the reduction in payroll.

Engineering expenses were $29,982 in the second quarter of 2014, compared to $34,502 for the same period in 2013. The reduction in expense was due to a decrease in consulting and professional fees.

Other Income

Other income was $1,596 in the second quarter of 2014, compared to $568 for the same period in 2013, which is interest on our cash balance. Interest expense was $48,372 offset by the premium from the exchange of convertible debentures of $54,666, resulting in a net positive to income of $6,294 in the second quarter of 2014, compared to an expense $20,492 for the same period in 2013. See "Note 3 - Convertible debentures" for further detail.

Net Loss

Net loss was $353,471 in the second quarter of 2014, compared to a net loss of $557,225 for the same period in 2013, an decrease of 36.6% from the prior year, primarily due higher gross margins and lower operating expenses.

EUROSITE POWER INC.

First Six Months of 2014 Compared to First Six Months of 2013

Revenues

Revenues in the first six months of 2014 were $848,743 compared to $307,862 for the same period in 2013. This was an increase of $540,881 or 175.7%. The revenues during the period increased due to the installation, start and expansion of energy generation at several sites.

Cost of Sales

Cost of sales including, depreciation expense and expense for fuel, maintenance, and installation, in the first six months of 2014 was $796,089 compared to $303,334 for the same period in 2013. This is an increase of $492,755 or 162.4%. This increase was due to more sites operating and higher depreciation expense associated with more operating sites.

Operating Expenses

General and administrative expenses were $428,410 in the first six months of 2014, compared to $566,549 for the same period in 2013, a decrease of $138,139 or 24.4%. The decrease in general and administrative expenses was due to lower professional service and payroll costs.

Selling expenses were $232,164 in the first six months of 2014, compared to $309,788 for the same period in 2013, a decrease of $77,624 or 25.1%. The decrease was primarily due to the reduction in professional fees and payroll costs.

Engineering expenses were $53,968 in the first six months of 2014, compared to $66,211 for the same period in 2013. The decrease was due to the reduction of consulting and professional fees.

Other Income

Other income and interest was $2,809 in the first six months of 2014, compared to $1,798 for the same period in 2013, due to interest on higher average cash balances. Interest expense was $15,484 in the first six months of 2014, compared to $25,745 for the same period in 2013. The lower interest expense is principally due to the amortization of the premium from the exchange of convertible debentures of $72,888. Loss on the extinguishment of debt was $713,577 due to the February 20, 2014 Note Exchange Agreement being treated as an extinguishment for accounting purposes. See "Note 3 - Convertible debentures".

Net Loss

Net loss was $1,388,140 in the first six months of 2014, compared to net loss of $961,967 for the same period in 2013. The increase in the net loss is primarily due to the loss on the extinguishment of debt.

Liquidity and Capital Resources

Consolidated working capital was $1,623,067 as of June 30, 2014, compared to $1,841,563 at December 31, 2013. Included in working capital were cash and cash equivalents of $1,892,186 as of June 30, 2014, compared to $1,519,602 at December 31, 2013. The decrease in working capital was a result of net losses and the purchases of property and equipment which were partially offset by capital raised from convertible debentures.

Cash provided by operating activities was $13,629 in the first six months of 2014, compared to cash used of $487,761 for the same period in 2013. Our value added tax receivable increased to $87,902 in the first six months of 2014, compared to $3,541 at December 31, 2013, resulting in the use of $84,361 of cash.

Accounts payable balance increased to $319,852 in the first six months of 2014, compared to $202,631 at December 31, 2013, resulting in an source of cash of $117,221. Our due to related parties increased to $18,625 in the first six months of 2014, compared to $71,080 at December 31, 2013. This increased cash by $116,472 and was principally due to an increase in accrued interest on the Company's convertible debt.

The primary investing activities of the Company’s operations included the purchase of equipment. In the first six months of 2014, the Company used $1,091,045 for purchases of equipment.

EUROSITE POWER INC.

During the first six months of 2014, the Company raised $1,450,000 from an offering of 4%, convertible notes due 2018.

The Company owns the energy-producing equipment at the customer’s site; therefore, the business is capital intensive. The Company believes that its existing resources, including cash and cash equivalents, future cash flow from operations, its ability to control certain costs, including those related to general and administrative expenses, and the use of capital from its parent company, will be sufficient to meet the working capital requirements of its existing business for the foreseeable future, including the next 12 months; however, as the Company continues to grow its business by adding more energy systems, the cash requirements will increase. Beyond June 30, 2015, if the Company cannot raise capital by the existing equity fundraising effort, it may need to raise additional capital through a debt financing or use capital provided by its parent to meet its operating and capital needs. There can be no assurance, however, that the Company will be successful in these fund-raising efforts or that additional funds will be available on acceptable terms, if at all.

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

EUROSITE POWER INC.

Item 4. Controls and Procedures

Management’s evaluation of disclosure controls and procedures:

Our disclosure controls and procedures are designed to provide reasonable assurance that the control system’s objectives will be met. Our management, including our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures as of June 30, 2014, or the Evaluation Date, have concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective due to material weaknesses in financial reporting relating to lack of personnel with a sufficient level of accounting knowledge and a small number of employees dealing with general controls over information technology. At the present time, our management has decided that, considering the employees involved and the control procedures in place, there are risks associated with the above, but the potential benefits of adding additional employees to mitigate these weaknesses do not justify the expenses associated with such increases. Management will continue to evaluate the above weaknesses, and as the Company grows and resources become available, the Company plans to take the necessary steps in the future to remediate the weaknesses.

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

Changes in Internal Control over Financial Reporting:

In connection with the evaluation referred to in the foregoing paragraph, we will make changes in our internal controls over financial reporting as soon as the resources become available. As of June 30, 2014, no changes have been made to the Company’s process.

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

Because the Company relies on its parent company, American DG Energy Inc., you should also carefully read American DG Energy's most recent Annual Report on Form 10-K and its most recent Quarterly Report on Form 10-Q.

EUROSITE POWER INC.

Item 6. Exhibits

Exhibit
Number	Description of Exhibit

4.1*
Registration Right Agreement between the Company and a European Investor Note-holder, dated April 15, 2014 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8‑K, as filed with the SEC on April 24, 2014).

4.2*
Registration Right Agreement between the Company and a European Investor Note-holder, dated April 24, 2014 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8‑K, as filed with the SEC on April 24, 2014).

4.3*
Registration Right Agreement between the Company and John N. Hatsopoulos, dated April 24, 2014 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8‑K, as filed with the SEC on April 24, 2014).

4.4*
Registration Right Agreement between the Company and a European Investor, dated April 24, 2014 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8‑K, as filed with the SEC on May 20, 2014).

4.5*
Registration Right Agreement between the Company and European Investor, dated April 24, 2014 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8‑K, as filed with the SEC on June 9, 2014).

10.1*
4% Senior Convertible Note Due 2018 Note-holders agreement entered into between the Company and a European Investor Note-holder, dated April 15, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K, as filed with the SEC on April 24, 2014).

10.2*
4% Senior Convertible Note Due 2018 entered into between the Company and a European Investor Note-holder, dated April 24, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K, as filed with the SEC on April 24, 2014).

10.3*
4% Senior Convertible Note Due 2018 entered into between the Company and John N. Hatsopoulos, dated April 24, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8‑K, as filed with the SEC on April 24, 2014).

10.4*
4% Senior Convertible Note Due 2018 entered into between the Company and a European Investor, dated April 24, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8‑K, as filed with the SEC on May 20, 2014).

10.5*
4% Senior Convertible Note Due 2018 entered into between the Company and European Investor, dated April 24, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K, as filed with the SEC on June 9, 2014).

10.6*
Subscription Agreement between the Company and a European Investor Note-holder, dated April 15, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8‑K, as filed with the SEC on April 24, 2014).

EUROSITE POWER INC.

10.7*
Subscription Agreement between the Company and a European Investor Note-holder, dated April 24, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8‑K, as filed with the SEC on April 24, 2014).

10.8*
Subscription Agreement between the Company and John N. Hatsopoulos, dated April 24, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K, as filed with the SEC on April 24, 2014).

10.9*
Subscription Agreement between the Company and a European Investor, dated April 24, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K, as filed with the SEC on May 20, 2014).

10.10*
Subscription Agreement between the Company and European Investor, dated April 24, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8‑K, as filed with the SEC on June 9, 2014).

31.1*	–	Rule 13a-14(a) Certification of Chief Executive Officer

31.2*	–	Rule 13a-14(a) Certification of Chief Financial Officer

32.1**	–	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

101.1*	–
The following materials from the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2014, are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text and in detail.

* Filed herewith
** Furnished herewith

EUROSITE POWER INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EUROSITE POWER INC.

By: /s/ BARRY J. SANDERS
Chief Executive Officer
(Principal Executive Officer)
Date: August 14, 2014

By: /s/ GABRIEL J. PARMESE
Chief Financial Officer
(Principal Financial Officer)
Date: August 14, 2014