Form 10-Q
period 2014-09-30
EUROSITE POWER INC.
filed 2014-11-14
CIK 1528103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non –accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Title of each class	Outstanding at November 13, 2014
Common Stock, $0.001 par value	65,847,100

EUROSITE POWER INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDING SEPTEMBER 30, 2014

References in this Form 10-Q to “we”, “us”, “our”, the “Company” and “EuroSite Power” refer to EuroSite Power Inc. and its consolidated subsidiaries, unless otherwise noted.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

EUROSITE POWER INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 30, 2014 and December 31, 2013

	September 30, 2014	December 31, 2013
ASSETS	(unaudited)	(unaudited)
Current assets:
Cash and cash equivalents	$3,599,046	$1,519,602
Accounts receivable	169,731	153,514
Value added tax receivable	139,987	3,541
Inventory	80,624	385,660
Other current assets	50,438	52,957
Total current assets	4,039,826	2,115,274
Property, plant and equipment, net	5,791,969	4,030,330
Other assets, long-term	12,657	20,428
TOTAL ASSETS	$9,844,452	$6,166,032

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$451,619	$202,631
Due to related party	—	—
Accrued expenses and other current liabilities	165,435	71,080
Total current liabilities	617,054	273,711
Long-term liabilities
Convertible debentures	2,287,801	1,800,000
Convertible debentures due to related parties	3,690,645	2,200,000
Note payable related party	3,000,000	—
Total liabilities	9,595,500	4,273,711
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 56,747,100 issued and outstanding at September 30, 2014 and December 31, 2013.	56,747	56,747
Additional paid-in capital	6,814,029	6,690,610
Accumulated deficit	(6,621,824)	(4,855,036)
Total stockholder' equity	248,952	1,892,321

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,844,452	$6,166,032

See Notes to Unaudited Condensed Consolidated Financial Statements

EUROSITE POWER INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended September 30, 2014 and September 30, 2013

	Three Months Ended
	September 30, 2014	September 30, 2013
	(unaudited)	(unaudited)
Revenues
Energy revenues	$277,335	$168,148
Turnkey & other revenues	73,226	—
	350,561	168,148
Cost of sales
Fuel, maintenance and installation	319,461	172,209
Depreciation expense	83,430	19,034
	402,891	191,243
Gross profit (loss)	(52,330)	(23,095)

Operating expenses
General and administrative	174,786	189,912
Selling	133,720	104,138
Engineering	17,617	33,787
	326,123	327,837
Loss from operations	(378,453)	(350,932)
Other income (expense)
Interest and other income	1,951	2,480
Interest expense, net of debt premium amortization	(2,146)	(40,000)
	(195)	(37,520)

Net loss	$(378,648)	$(388,452)

Net loss per share - basic and diluted	$(0.01)	$(0.01)
Weighted-average shares outstanding - basic and diluted	56,747,100	56,747,100

See Notes to Unaudited Condensed Consolidated Financial Statements

EUROSITE POWER INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Nine Months Ended September 30, 2014 and September 30, 2013

	Nine Months Ended
	September 30, 2014	September 30, 2013
	(unaudited)	(unaudited)
Revenues
Energy revenues	$1,117,980	$476,010
Turnkey & other revenues	81,324	—
	1,199,304	476,010
Cost of sales
Fuel, maintenance and installation	972,088	443,080
Depreciation expense	226,892	51,497
	1,198,980	494,577
Gross profit (loss)	324	(18,567)

Operating expenses
General and administrative	603,196	756,461
Selling	365,884	413,926
Engineering	71,585	99,998
	1,040,665	1,270,385
Loss from operations	(1,040,341)	(1,288,952)
Other income (expense)
Interest and other income	4,760	4,278
Interest expense, net of debt premium amortization	(17,630)	(65,745)
Loss on extinguishment of convertible debt	(713,577)	—
	(726,447)	(61,467)

Net loss	$(1,766,788)	$(1,350,419)

Net loss per share - basic and diluted	$(0.03)	$(0.02)
Weighted-average shares outstanding - basic and diluted	56,747,100	56,747,100

See Notes to Unaudited Condensed Consolidated Financial Statements

EUROSITE POWER INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2014 and September 30, 2013

	Nine Months Ended
	September 30, 2014	September 30, 2013
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,766,788)	$(1,350,419)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	231,514	56,196
Loss on extinguishment of debt	713,577	—
Amortization of deferred financing costs	784	—
Amortization of convertible debt premium	(109,332)	—
Stock-based compensation	123,419	172,799
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	(16,217)	(23,882)
Value added tax receivable	(136,446)	108,552
Inventory	305,036	639,725
Prepaid and other current assets	(55,361)	(93,694)
Other assets, long- term	(10,932)	—
Increase (decrease) in:
Accounts payable	248,988	56,094
Due to related party	—	(91,322)
Accrued expenses and other current liabilities	94,355	43,841
Net cash provided by (used in) operating activities	(377,403)	(482,110)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,993,153)	(2,148,182)
Net cash used in investing activities	(1,993,153)	(2,148,182)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net of costs	—	(4,559)
Proceeds from parent promissory note	—	1,100,000
Proceeds from related party note	3,000,000	—
Proceeds from convertible debentures	1,450,000	2,900,000
Net cash provided by financing activities	4,450,000	3,995,441

Net (decrease) increase in cash and cash equivalents	2,079,444	1,365,149
Cash and cash equivalents, beginning of the period	1,519,602	832,511
Cash and cash equivalents, end of the period	$3,599,046	$2,197,660

Supplemental disclosures of cash flow information:
Conversion of parent promissory note to convertible debentures	$—	$1,100,000
Income taxes paid	$—	$—
Interest paid	$80,000	$—

See Notes to Unaudited Condensed Consolidated Financial Statements

EUROSITE POWER INC.

Notes to Unaudited Condensed Consolidated Financial Statements for the period ending September 30, 2014

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

Principles of Consolidation and Basis of Presentation

The unaudited condensed consolidated financial statements, or the Unaudited Financial Statements, presented herein have been prepared by the Company, without audit, and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the interim periods presented. The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and pursuant to the rules and regulations of the Securities And Exchange Commission, or SEC, for reporting in this Quarterly Report on Form 10-Q, or the Quarterly Report. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is suggested that the Unaudited Financial Statements be read in conjunction with the consolidated financial statements and notes included in the Company’s Form 10-K for the fiscal year ended December 31, 2013. The Company’s operating results for the nine-month period ended September 30, 2014, may not be indicative of the results expected for any succeeding interim periods or for the entire year ending December 31, 2014.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary EuroSite Power Limited, a United Kingdom registered company.

On July 9, 2010, American DG Energy invested $45,000 in exchange for 45 million shares of the Company’s common stock, par value $.001 per share, or Common Stock, and obtained controlling interest in the Company. Also on July 9, 2010, Nettlestone Enterprises Limited, invested $5,000 in exchange for 5 million shares of the Company’s Common Stock. As of September 30, 2014, American DG Energy owns a 70.7% interest in the Company and consolidates the Company into its financial statements in accordance with GAAP.

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

The Company has experienced total net losses since inception of $6.6 million. For the foreseeable future, the Company expects to experience continuing operating losses and negative cash flows from operations as its management executes its current business plan. The Company believes that its existing resources, including cash and cash equivalents, future cash flow from operations, its ability to control certain costs, including those related to general and administrative expenses, and the use of capital from its parent company, will be sufficient to meet the working capital requirements of its existing business for the foreseeable future, including the next 12 months; however, as the Company continues to grow its business by adding more energy systems, the cash requirements will increase. Beyond September 30, 2015, the Company may need to raise additional capital through debt financing or use capital provided by its parent to meet its operating and capital needs. There can be no assurance, however, that the Company will be successful in these fund-raising efforts or that additional funds will be available on acceptable terms, if at all.

Since its inception to September 30, 2014, the Company has raised a total of $5,896,000 through various private placements of Common Stock and $5,450,000 through various private placements of Convertible Debentures. On September 19, 2014, John Hatsopoulos, the Chairman of the board of directors of the Company loaned the Company $3,000,000 pursuant to a promissory note. This loan matures upon a substantial capital raise or on or before September 19, 2019.

EUROSITE POWER INC.

Prepayment of principal may be made at any time without penalty. The proceeds of this loan will be used in connection with the development and installation of current and new energy systems in the United Kingdom and Europe. On September 30th, 2014 the Board of Directors voted to pay John Hatsopoulos a interest rate of 1.85%.

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

As a by-product of the energy business, in some cases, the customer may choose to have the Company construct the system for them rather than have it owned by the Company. In this case, the Company will account for revenue, or turnkey revenue, and costs using the percentage-of-completion method of accounting. Under the percentage-of-completion method of accounting, revenues are recognized by applying percentages of completion to the total estimated revenues for the respective contracts. Costs will be recognized as incurred. The percentages of completion are determined by relating the actual cost of work performed to date to the current estimated total cost at completion of the respective contracts. When the estimate on a contract indicates a loss, the Company's policy is to record the entire expected loss, regardless of the percentage of completion. The excess of contract costs and profit recognized to date on the percentage-of-completion accounting method in excess of billings will be recorded as unbilled revenue. Billings in excess of related costs and estimated earnings will be recorded as deferred revenue. The Company had no such arrangements at September 30, 2014 and December 31, 2013, respectively.

Customers may buy out their long-term obligation under energy contracts and purchase the underlying equipment from the Company. Any resulting gain on these transactions will be recognized over the payment period in the accompanying consolidated statements of operations. The Company had no such arrangements at September 30, 2014 and December 31, 2013, respectively.

Occasionally the Company will enter into a sales arrangement with a customer to construct and sell an energy system and provide energy and maintenance services over the term of the contract. Based on the fact that the Company will sell each deliverable to other customers on a stand-alone basis, the Company will determine that each deliverable has a stand-alone value. Additionally, there are no rights of return relative to the delivered items; therefore, each deliverable will be considered a separate unit of accounting. Revenue will be allocated to each element based upon its relative fair value which is

EUROSITE POWER INC.

determined based on the estimated price of the deliverables when sold on a standalone basis. Revenue related to the construction of the energy system will be recognized using the percentage-of-completion method as the unit is being constructed. Revenue from the sale of energy will be recognized when electricity, heat, and chilled water is produced by the energy system, and revenue from maintenance services is recognized over the term of the maintenance agreement. The Company had no such arrangements at September 30, 2014 and December 31, 2013, respectively.

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

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist of highly liquid cash equivalents. The Company has cash balances in certain financial institutions in amounts which occasionally exceed current federal deposit insurance limits. The financial stability of these institutions is continually reviewed by senior management. As of September 30, 2014, the Company had a balance of $3,599,046 in cash and cash equivalents. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Accounts Receivable

The Company has receivable balances due from its customers. The Company reviews its customers’ credit history before extending credit and generally does not require collateral. An allowance for doubtful accounts is established based upon factors surrounding the credit risk of specific customers, historical trends and other information. Bad debts are written off when identified by management. At September 30, 2014 and December 31, 2013, there were no allowance for doubtful accounts.

Inventory

Inventories are stated at the lower of cost or market, valued on a first-in, first-out basis. Inventory is reviewed periodically for slow-moving and obsolete items. As of September 30, 2014 and December 31, 2013, there were no reserves or write-downs recorded against inventory.

Supply Concentrations

Historically, most of the Company’s co-generation units purchased were from one related vendor (see “Note 6 - Related parties”). For the periods ending September 30, 2014, the Company began to purchase co-generation equipment from a new unrelated vendor. The Company believes there are other sufficient alternative vendors available to ensure a constant supply of cogeneration units on comparable terms. However, in the event of a change in suppliers, there could be a delay in obtaining units which could result in a temporary slowdown of installing additional income producing sites. The Company believes there are sufficient alternative vendors available to ensure a constant supply of maintenance and installation services on comparable terms. However, in the event of a change of vendor, there could be a delay in installation or maintenance services. The Company does not have a primary source of natural gas or a principal supplier. The Company buys its natural gas from its customers and its customers contract with various local suppliers of natural gas. Local prices vary.

Property, Plant and Equipment

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method at rates sufficient to write off the cost of the applicable assets over the shorter of the estimated useful life or the contract term. Repairs and maintenance are expensed as incurred.

EUROSITE POWER INC.

The Company evaluates the recoverability of its long-lived assets by comparing the net book value of the assets to the estimated future discounted cash flows attributable to such assets. The useful life of the Company’s energy systems is lesser of the economic life of the asset or the term of the underlying contract with the customer, typically 12 to 15 years. The Company reviews for impairment whenever events or changes in business circumstances indicate that the carrying value of the assets may not be fully recoverable or that the useful lives of the assets are no longer appropriate. If impairment is indicated, the asset is written down to its estimated fair value based on a undiscounted cash flow analysis.

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date based on the estimated fair value of the award and is recognized as an expense in the consolidated statements of operations over the requisite service period. The fair value of stock options granted is estimated using the Black-Scholes option pricing valuation model. The Company recognizes compensation on a straight-line basis for each separately vesting portion of the option award. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility was calculated based on the average volatility of four companies in the same industry as the Company. The average expected life is estimated using the simplified method for “plain vanilla” options. The simplified method determines the expected life in years based on the vesting period and contractual terms as set forth when the award is made. The Company uses the simplified method for awards of stock-based compensation since it does not have the necessary historical exercise and forfeiture data to determine an expected life for stock options. The risk-free interest rate is based on United States Treasury zero-coupon issues with a remaining term which approximates the expected life assumed at the date of grant. When options are exercised the Company normally issues new shares.

See “Note 4 – Stockholders’ equity” for a summary of the stock option activity under our 2011 Stock Incentive Plan, as amended, and the UK Sub-Plan for the periods ending September 30, 2014 and 2013, respectively.

Loss per Common Share

The Company computes basic loss per share by dividing net loss for the period by the weighted-average number of shares of Common Stock outstanding during the period. The Company computes its diluted earnings per common share using the treasury stock method. For purposes of calculating diluted earnings per share, the Company considers its shares issuable in connection with stock options and warrants to be dilutive Common Stock equivalents when the exercise price is less than the average fair market value of the Company’s Common Stock for the period. Additionally, when a net loss is incurred by the Company, all options and warrants are considered to be anti-dilutive. For the period ending September 30, 2014, the Company excluded 13,288,333 anti-dilutive shares resulting from the exercise of stock options, warrants and debentures.

Other Comprehensive Net Loss

The comprehensive net loss for the periods ending September 30, 2014 and 2013, respectively, does not differ from the reported loss.

Income Taxes

As part of the process of preparing its consolidated financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which the Company operates. This process involves the Company estimating its actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation and certain accrued liabilities for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the Company’s consolidated balance sheets. The Company must then assess the likelihood that its deferred tax assets will be recovered from future taxable income and to the extent the Company believes that recovery is not likely, the Company must establish a valuation allowance. At September 30, 2014, the Company has a full valuation allowance against all deferred tax assets.

The Company uses a comprehensive model for the recognition, measurement and financial statement disclosure of uncertain tax positions. Unrecognized benefits are the differences between tax positions taken, or expected to be taken in tax returns and the benefits recognized for accounting purposes.

EUROSITE POWER INC.

Impact of New Accounting Pronouncements

U.S. GAAP Accounting Guidance Issued But Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and the International Financial Reporting Standards. This guidance supersedes previously issued guidance on revenue recognition and gives a five step process an entity should follow so that the entity recognizes revenue that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This new guidance will be effective for our fiscal 2017 reporting period and must be applied either retrospectively during each prior reporting period presented or retrospectively with the cumulative effect of initially applying this guidance recognized at the date of the initial application. Early adoption is not permitted. We are currently evaluating the impact of the adoption of this ASU on our consolidated financial statements.

Note 2 — Inventory:

As of September 30, 2014 and December 31, 2013, the Company had $80,624 and $385,660, respectively, in inventory which consisted of finished goods. As of September 30, 2014 and December 31, 2013, there were no reserves or write downs recorded against inventory.

Note 3 — Convertible debentures:

On February 26, 2013, the Company issued a promissory note in the amount of $1,100,000 to American DG Energy, its parent. Under the terms of the agreement the Company was to pay interest at a rate of 6% per annum payable quarterly in arrears.

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

The Note-holders Agreement provides for customary events of default by the Company, including failure to pay interest within ten days of becoming due, failure to pay principal when due, failure to comply provisions of the Notes or the Note-holders Agreement, subject to cure, and certain events of bankruptcy or insolvency.

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

Notional amount	$4,000,000
Par amount	$1,000
Interest rate	4.0%
Conversion ratio	1,667
Conversion price, per share	$0.60
Stock price as of the valuation date	$0.51
Historical realized weekly volatility	87%
Risk free rate	0.9%
Discrete dividend payment rate	—%

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

EUROSITE POWER INC.

Note 4 — Stockholders’ equity:

Common Stock

On July 2, 2013, American DG Energy declared a special dividend of one share of EuroSite Power common stock for every ten shares of American DG Energy common stock. The special dividend was paid on August 15, 2013, to stockholders of record as of the close of business on July 25, 2013. In connection with this transaction American DG Energy issued to its stockholders an aggregate of 4,880,679 shares of EuroSite Power common stock that it owned. The EuroSite Power shares distributed pursuant to the special dividend are not restricted securities in the hands of shareholders who are not affiliates of American DG Energy or EuroSite Power. Affiliates may sell the securities only after a 6-month holding period pursuant to the provisions of the SEC's Rule 144.

The holders of Common Stock have the right to vote their interest on a per share basis. At September 30, 2014, there were 56,747,100 shares of Common Stock outstanding.

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

Stock options vest based upon the terms within the individual option grants, usually over a four-year period with an acceleration of the unvested portion of such options upon a liquidity event, as defined in the Company’s stock option agreement. The options are not transferable except by will or domestic relations order. The option price per share under the Amended Plan is not less than the fair value of the shares on the date of the grant. The number of securities remaining available for future issuance under the Amended Plan was 295,000 at September 30, 2014.

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

On August 27, 2014, the Company granted 200,000 nonqualified options to purchase shares of its common stock to an Officer of the Company. These options have an exercise price of $0.52. These options have a vesting schedule of four years and expire in ten years. The assumptions used in Black-Scholes option pricing model include an expected life of 6.25 years, a risk-free interest rate of 2.02% and an expected volatility of 34.9%. The fair value of the options issued was $39,350.

During the nine-month period ending September 30, 2014, the Company had 4,205,000 options outstanding and recognized employee non-cash compensation expense of $123,419 related to the issuance of those stock options. At September 30, 2014, the total compensation cost related to unvested stock option awards not yet recognized was $167,138. This amount will be recognized over the weighted average period of 1.6 years. Stock option activity as of and for the nine- month period ending September 30, 2014 was as follows:

Common Stock Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Outstanding, December 31, 2013	4,025,000	$0.87	7.6 years	74,000
Granted	420,000	0.71
Canceled	(240,000)	0.49
Outstanding, September 30, 2014	4,205,000	$0.88	7.02 years	$19,000
Exercisable, September 30, 2014	2,421,250	$0.90		$750
Vested and expected to vest, September 30, 2014	4,205,000	$0.88		$19,000

The aggregate intrinsic value of options outstanding as of September 30, 2014, is calculated as the difference between the exercise price of the underlying options and the price of the Company’s Common Stock for options that were in-

EUROSITE POWER INC.

the-money as of that date. Options that were not in-the-money as of that date, and therefore have a negative intrinsic value, have been excluded from this amount. At September 30, 2014 there were 1,783,750 unvested stock options vesting over 1.61 years.

Note 5 — Earnings per share:

Basic and diluted earnings per share for the three and nine-month periods ended September 30, 2014 and 2013, respectively was as follows:

	Three Months		Nine Months
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Earnings per share
Loss available to stockholders	$(378,648)	$(388,452)	$(1,766,788)	$(1,350,419)
Weighted average shares outstanding - Basic and diluted	56,747,100	56,747,100	56,747,100	56,747,100
Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.03)	$(0.02)

Shares underlying warrants outstanding	—	2,507,525	—	2,507,525
Shares underlying stock options outstanding	4,205,000	3,825,000	4,205,000	3,825,000
Shares underlying convertible debentures outstanding	9,083,333	4,000,000	9,083,333	4,000,000

Note 6 — Related parties:

American DG Energy, the Company's parent; Tecogen, Ilios Inc., or Ilios, are affiliated companies by virtue of common ownership. The common stockholders include:

•
John N. Hatsopoulos who is the Chairman of the Company who holds 0.1% of its common stock is also: (a) the Co-Chief Executive Officer and director of American DG Energy and holds 19.3% of that company’s common stock; (b) the Co- Chief Executive Officer and director of Tecogen and holds 23.5% of that company’s common stock; and (c) a director of Ilios and holds 7.2% of that company’s common stock.

•
Dr. George N. Hatsopoulos, who is John N. Hatsopoulos’ brother, who holds 0.2% of the Company's common stock is also: (a) holds 12.8% of American DG Energy’s common stock; (b) a director of Tecogen and holds 22.5% of that company’s common stock; and (c) an investor in Ilios and holds 3.1% of that company’s common stock.

The Company expects to purchase the majority of its energy equipment from American DG Energy, its parent. American DG Energy owns 70.7% of the Common Stock of the Company (See note 9 - subsequent events). American DG Energy purchases energy equipment primarily from Tecogen which manufactures natural gas, engine-driven commercial and industrial cooling and cogeneration systems, and from Ilios which is developing a line of ultra-high-efficiency heating products, such as a high efficiency water heater, that provides twice the efficiency of conventional boilers, based on management estimates, for commercial and industrial applications utilizing advanced thermodynamic principles.

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

American DG Energy signed a Facilities, Support, and Services Agreement with Tecogen effective July 1, 2014. The term of the agreement is for one year.

The Company purchases most of its energy systems from American DG Energy and ships them to the United Kingdom.

EUROSITE POWER INC.

On February 26, 2013, the Company received financing in the amount of $1,100,000 from American DG Energy, its parent. Under the terms of the agreement, the Company has agreed to interest at a rate of 6.0% per annum payable quarterly in arrears.

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

John N. Hatsopoulos is the Company’s Chairman of the Board and is also the Co-Chief Executive Officer of American DG Energy and Tecogen. His salary is $1.00 per year. On average, Mr. Hatsopoulos spends approximately 20% of his business time on the affairs of the Company, but such amount varies widely depending on the needs of the business and is expected to increase as the business of the Company develops.

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

Gabriel J. Parmese, who is the Company’s Chief Financial Officer, devotes part of his business time to the affairs of American DG Energy. His salary was paid by American DG Energy but a portion is reimbursed by the Company according to the requirements of the business in a given week at a fully burdened hourly rate of $87. On average, Mr. Parmese spends approximately 20% of his business time on the affairs of the Company, but such amount varies widely depending on the needs of the business.

The Company’s headquarters are located in Waltham, Massachusetts and consist of 3,282 square feet of office and storage space that are sub-leased from Tecogen and shared with American DG Energy. The lease will expire July 1, 2015 and may be extended upon mutually written agreement. American DG Energy is currently charging the Company for utilizing its share of office space in the United States through an intercompany service charge. The Company also occupies a small office space in the United Kingdom. The Company believes that its facilities are appropriate and adequate for its current needs.

Effective April 24, 2014, the Company entered into a subscription agreement with John N. Hatsopoulos, the chairman of the Company's Board of Directors. See "Note 3 - Convertible Debentures" for further detail.

EUROSITE POWER INC.

On September 19, 2014, John Hatsopoulos, the Chairman of the board of directors of the Company loaned the Company $3,000,000 pursuant to a promissory note. This loan matures upon a substantial capital raise or on or before September 19, 2019. Prepayment of principal may be made at any time without penalty. The proceeds of this loan will be used in connection with the development and installation of current and new energy systems in the United Kingdom and Europe. On September 30th, 2014, the Board of Directors voted to pay John Hatsopoulos an interest rate of 1.85%.

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

At September 30, 2014, the Company has no financial instruments that are required to be recorded at fair value on a recurring basis. The Company’s financial instruments include cash and cash equivalents and accounts payable whose recorded values approximate fair value based on their short term nature.

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

Note 9 — Subsequent events:

On October 3, 2014 the Company, entered into a convertible note amendment agreement, or the Note Amendment Agreement, with American DG Energy Inc., John N. Hatsopoulos and a European investor which eliminated $3,050,000 of the Company's convertible debentures. See the Company's Current Report on Form 8-k filed October 6, 2014, for further detail.

Among other things, the Note Amendment Agreement provided for the conversion, in full, of the principal amount of certain of the Company's existing 4% Senior Convertible Notes Due 2017, originally issued on February 20, 2014 and 4% Senior Convertible Notes Due 2018, originally issued on April 24, 2014, or collectively the Notes, in an aggregate principal amount of $3,050,000, pursuant to which the holders of such Notes, or the Holders, agreed to convert, in full, the principal amount of the Notes. In connection with the conversion, the Notes were cancelled and the Holders issued shares of the Company’s common stock at a conversion price of $.50 per share, with any accrued but unpaid interest were be paid in cash.

On October 8, 2014, the Company entered into a subscription agreement with an offshore individual investor, pursuant to which the investor purchased 2,000,000 shares of the Company’s common stock and a three-year warrant to

EUROSITE POWER INC.

purchase up to 2,000,000 shares of the Company’s common stock with an exercise price of $0.60 per share for an aggregate purchase price of $1,000,000.

On November 7, 2014, the Company entered into a subscription agreement with an offshore individual investor, pursuant to which the investor purchased 1,000,000 shares of the Company’s common stock and a three-year warrant to purchase up to 1,000,000 shares of the Company’s common stock with an exercise price of $0.60 per share for an aggregate purchase price of $500,000.

Following consummation of these transactions, American DG Energy's beneficial ownership of the Company decreased from 70.7% to 50.0%.

     The Company has evaluated subsequent events through the filing date of this Quarterly Report and determined that no additional subsequent events occurred that would require recognition in the consolidated financial statements or disclosure in the notes thereto.

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

The Company’s business model is to implement the American DG On-Site Utility model in Europe, which consists of the on-site installation of equipment owned by the Company, together with the sale to the customer of the electricity, heat and/or chilling of the equipment. Generally, this is done on a long-term contractual basis at prices guaranteed to the customer to be below conventional utility rates. The Company calls this business the EuroSite Power “On-Site Utility”. The implementation of this model may result in additional operational costs to the Company because of efforts to adjust a business model designed for United States utilities to the utilities of Europe. Additional capital expenditures may be required to ensure that energy systems function properly. If energy systems are not able to function properly in Europe, this may decrease revenue. In addition, an uncertainty exists where the American DG On-Site Utility model is largely unproven.

The profitability of our business model is highly dependent on the functionality of our energy equipment, the price of electricity, the demand for electricity, and to a lesser extent, the price of natural gas. Increase in demand for electricity tends to cause prices to rise. Higher electricity prices increase the Company’s revenue and liquidity. Lower natural gas prices decrease operational cost. The Company does not have a primary source of natural gas or a principal supplier. The Company buys its natural gas from its customers and its customers contract with various local suppliers of natural gas. Because the Company does not hedge or lock in local prices, it is exposed to some natural gas cost risk. In addition, an uncertainty in the Company’s business model exists where the pricing model of electricity and natural gas in Europe differs from the pricing model in the United States. To mitigate the risk of low electrical rates, the Company pursues energy system projects in areas with higher electrical rates.

The Company is engaged in continual fundraising efforts. The primary purpose of these efforts is to raise capital for the installation of energy systems. Generally, fundraising causes liquidity to increase. When the Company spends these funds to add new energy systems, its liquidity decreases and its capital expenditures increase. Generally, when the Company’s new energy systems begin producing energy, the Company’s revenue increases.

There is an ongoing consideration of how to access and lower the cost of capital. The Company regularly assesses the cost and availability of debt capital, preferred stock, convertible debentures, private equity financing, and public common stock offerings. The effect these fundraising efforts have on the business will depend on the type of fundraising. Generally, debt and convertible debenture financing will increase interest expense. Generally, convertible debentures, private equity, and public equity have the potential to dilute shareholder’s earnings per share. To date, the Company has largely financed its growth through the private placements of convertible debt and equity.

Third Quarter 2014 Compared to Third Quarter 2013

Revenues

Revenues in the third quarter of 2014 were $350,561 compared to $168,148 for the same period in 2013, an increase of $182,413 or 108.5%. The revenues during the quarter included energy revenues from existing systems, and increased primarily due to new sites and more sites being fully operational for a longer period of time in the third quarter of 2014 as compared to the third quarter of 2013. At September 30, 2014, we had 20 sites operational compared to 16 sites as of September 30, 2013 .

Cost of Sales

EUROSITE POWER INC.

Cost of sales, including depreciation expense, in the third quarter of 2014 was $402,891 compared to $191,243 for the same period in 2013, primarily attributable to the larger installed base of operating systems.

 Gross Profit

Gross Profits, in the third quarter of 2014 was a negative $52,330, compared to a negative $23,095 for the same period in 2013. The principal reason for the decline in gross profit was $64,396 higher deprecation due to more operational sites.

Operating Expenses

General and administrative expenses were $174,786 in the third quarter of 2014, compared to $189,912 for the same period in 2013, a decrease of $15,126 or 8.0%. The decrease in general and administrative expenses was due to a reduction in both non-cash stock compensation expense and in professional fees.

Selling expenses were $133,720 in the third quarter of 2014, compared to $104,138 for the same period in 2013, an increase of $29,582 or 28.4%. The increase was primarily due to higher professional fees and commissions.

Engineering expenses were $17,617 in the third quarter of 2014, compared to $33,787 for the same period in 2013. The reduction in expense was due to a decrease in professional fees, travel and truck expenses.

Other Income

Other income was $1,951 in the third quarter of 2014, compared to $2,480 for the same period in 2013, which is interest on our cash balance. Interest expense was $2,146 in the third quarter of 2014, compared to an expense $40,000 for the same period in 2013 as interest expenses were offset by a premium from the exchange of convertible debentures. See "Note 3 - Convertible debentures" for further detail.

Net Loss

Net loss was $378,648 in the third quarter of 2014, compared to a net loss of $388,452 for the same period in 2013, a decrease of 2.5% from the prior year. This decrease was due primarily to a lower interest expense caused by the premium from the exchange of convertible debentures.

First Nine Months of 2014 Compared to First Nine Months of 2013

Revenues

Revenues in the first nine months of 2014 were $1,199,304 compared to $476,010 for the same period in 2013. This was an increase of $723,294 or 151.9%. The revenues during the period increased due to the installation, start and expansion of energy generation at several sites. At September 30, 2014, we had 20 sites operational compared to 16 sites as of September 30, 2013 .

Cost of Sales

Cost of sales including, depreciation expense and expense for fuel, maintenance, and installation, in the first nine months of 2014 was $1,198,980 compared to $494,577 for the same period in 2013. This is an increase of $704,403 or 142.4%, which is due to more sites operating and higher depreciation expense associated with more operating sites.

 Gross Profit

Gross Profits, in the first nine months of 2014, was $324, compared to a negative $18,567 for the same period in 2013. The principal reason for the improvement in gross profit was increased energy production per unit as operations mature and higher revenues due to more active sites.

Operating Expenses

EUROSITE POWER INC.

General and administrative expenses were $603,196 in the first nine months of 2014, compared to $756,461 for the same period in 2013, a decrease of $153,265 or 20.3%. The decrease in general and administrative expenses was due to lower professional service cost and a reduction of non-cash stock compensation expense.

Selling expenses were $365,884 in the first nine months of 2014, compared to $413,926 for the same period in 2013, a decrease of $48,042 or 11.6%. The decrease was primarily due to the reduction in payroll cost, professional fees and trade show expense.

Engineering expenses were $71,585 in the first nine months of 2014, compared to $99,998 for the same period in 2013. The decrease was due to the reduction of travel and professional fees.

Other Income

Other income and interest was $4,760 in the first nine months of 2014, compared to $4,278 for the same period in 2013. Interest expense was $17,630 in the first nine months of 2014, compared to $65,745 for the same period in 2013. The lower interest expense is principally due to the amortization of the premium from the exchange of convertible debentures. Loss on the extinguishment of debt was $713,577 due to the February 20, 2014 Note Exchange Agreement being treated as an extinguishment for accounting purposes. See "Note 3 - Convertible debentures".

Net Loss

Net loss was $1,766,788 in the first nine months of 2014, compared to net loss of $1,350,419 for the same period in 2013. The increase in the net loss is primarily due to the loss on the extinguishment of debt, which was partially offset by lower operating expense.

Liquidity and Capital Resources

Consolidated working capital was $3,422,772 as of September 30, 2014, compared to $1,841,563 at December 31, 2013. Included in working capital were cash and cash equivalents of $3,599,046 as of September 30, 2014, compared to $1,519,602 at December 31, 2013. The increase in working capital was primarily a result of a $3,000,000 loan in the form of a note from a related party and proceeds of $1,450,000 from convertible debenture, partially offset by net losses and capital expenditures.

Cash used in operating activities was $377,403 in the first nine months of 2014. A net loss of $1,766,788 was partially offset by a non-cash charge of $713,577 from a loss on extinguishment of debt, depreciation of $231,514, a reduction in inventory of $305,036 and higher account payable of $248,988.

The primary investing activities of the Company’s operations included the purchase of equipment. In the first nine months of 2014, the Company used $1,993,153 for purchases of equipment.

During the first nine months of 2014, the Company raised $4,450,000 from financing activities, of which $1,450,000 was from an offering of 4%, convertible notes due 2018. In addition, on September 19, 2014, John Hatsopoulos, the Chairman of the board of directors of the Company, loaned the Company $3,000,000 pursuant to a promissory note. This loan matures upon a substantial capital raise or on or before September 19, 2019. See "Note 6 - Relate parties" for further detail.

From time-to-time the Company relies on its parent company, American DG Energy, for resources. On August 6, 2014, American DG Energy issued: 2,650,000 shares of its common stock, three-year warrants to purchase 2,829,732 shares, and an additional 112,538 five year warrants to the underwriters with an exercise price of $1.8875 per share for net proceeds of $3,243,217. Subject to certain ownership limitations, the 2,829,732 warrants are immediately exercisable and expire on the third anniversary of the date of issuance. The 112,538 warrants that were issued to the underwriters as compensation for services. These warrants and are exercisable any time from July 31, 2015 to July 31, 2019, at which time they will expire. The Company did not directly receive any capital from this transaction.

The Company owns the energy-producing equipment at the customer’s site; therefore, the business is capital intensive. The Company believes that its existing resources, including cash and cash equivalents, future cash flow from operations, its ability to control certain costs, including those related to general and administrative expenses, and the use of capital from its parent company, will be sufficient to meet the working capital requirements of its existing business for the foreseeable future, including the next 12 months; however, as the Company continues to grow its business by adding more

EUROSITE POWER INC.

energy systems, the cash requirements will increase. Beyond September 30, 2015, if the Company cannot raise capital by the existing equity fundraising effort, it may need to raise additional capital through a debt financing or use capital provided by its parent to meet its operating and capital needs. There can be no assurance, however, that the Company will be successful in these fund-raising efforts or that additional funds will be available on acceptable terms, if at all.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4. Controls and Procedures

Management’s evaluation of disclosure controls and procedures:

Our disclosure controls and procedures are designed to provide reasonable assurance that the control system’s objectives will be met. Our management, including our Co-Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures had concluded that as of December 31, 2014, our disclosure controls and procedures were not effective due to a material weaknesses in financial reporting relating to (i) lack of

EUROSITE POWER INC.

personnel with a sufficient level of accounting knowledge and (ii) a small number of employees dealing with general controls over information technology.

To address these weaknesses, as of  September 30, 2014, our management added a new Chief Financial Officer with public company reporting experience, an internal securities counsel, a high-level GAAP consultant and an experienced accounting firm to advise management on complex accounting issues and to enhance procedures associated with financial closings.   Our management believes that it has rectified the weakness of lack of personnel with a sufficient level of accounting knowledge.

As of September 30, 2014, our management concluded it had not yet addressed its weakness relating to a small number of employees dealing with general controls over information technology. Our management will continue to evaluate this weakness and the Company plans to take the necessary steps in the near future to remediate the weakness.

For these purposes, the term disclosure controls and procedures of an issuer means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting:

Except for those discussed above, there were no additional changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

EUROSITE POWER INC.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None
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

EUROSITE POWER INC.

Item 6. Exhibits

Exhibit
Number		Description of Exhibit

4.1		The Company’s Form Stock Option Agreement (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8 K, as filed with the SEC on August 28, 2014).

10.1
0% Promissory Note Due 2019, dated September 19, 2014, entered into between the Company and John N. Hatsopoulos (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K, as filed with the SEC on September 24, 2014).

3.1
Certificate of Incorporation, as amended and restated February 17, 2012 (incorporated by reference to Exhibit 3.2 to the Company’s Form 10, as amended, originally filed with the SEC on August 16, 2011)

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
The following materials from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2014, are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text and in detail.

* Filed herewith
** Furnished herewith

EUROSITE POWER INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EUROSITE POWER INC.

By: /s/ BARRY J. SANDERS
Chief Executive Officer
(Principal Executive Officer)
Date: November 14, 2014

By: /s/ GABRIEL J. PARMESE
Chief Financial Officer
(Principal Financial Officer)
Date: November 14, 2014