Form 10-K
period 2014-12-31
EUROSITE POWER INC.
filed 2015-03-31
CIK 1528103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014
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
Yes ☐ No ☒

i

The aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates was $8,909,537 based on the $0.62 closing price per share of common stock on the OTCBB tier of the OTC Markets on June 30, 2014.

As of March 30, 2015 the registrant’s shares of common stock outstanding were: 65,747,100.

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

WE GENERALLY IDENTIFY FORWARD-LOOKING STATEMENTS BY TERMINOLOGY SUCH AS “MAY”, “WILL”, “SHOULD”, “EXPECTS”, “PLANS”, “ANTICIPATES”, “COULD”, “INTENDS”, “TARGET”, “PROJECTS”, “CONTEMPLATES”, “BELIEVES”, “ESTIMATES”, “PREDICTS”, “POTENTIAL”, OR “CONTINUE”, OR THE NEGATIVE OF THESE TERMS OR OTHER SIMILAR WORDS. THESE STATEMENTS ARE ONLY PREDICTIONS. THE OUTCOME OF THE EVENTS DESCRIBED IN THESE FORWARD-LOOKING STATEMENTS IS SUBJECT TO KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE OUR, OUR CUSTOMERS’, OR OUR INDUSTRY’S ACTUAL RESULTS, LEVELS OF ACTIVITY, PERFORMANCE, OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS, TO DIFFER.

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

SEE “RISK FACTORS”, “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS”, AND “BUSINESS,” AS WELL AS OTHER SECTIONS IN THIS REPORT, THAT DISCUSS SOME OF THE FACTORS THAT COULD CONTRIBUTE TO THESE DIFFERENCES. THE FORWARD-LOOKING STATEMENTS MADE IN THIS ANNUAL REPORT ON FORM 10-K RELATE ONLY TO EVENTS AS OF THE DATE OF WHICH THE STATEMENTS ARE MADE. EXCEPT AS REQUIRED BY LAW, WE UNDERTAKE NO OBLIGATION TO UPDATE OR RELEASE ANY FORWARD-LOOKING STATEMENTS AS A RESULT OF NEW INFORMATION, FUTURE EVENTS, OR OTHERWISE.

ii

EUROSITE POWER INC.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

EUROSITE POWER INC.

PART I

Item 1. Business

General

EuroSite Power Inc., or the Company, we, our, or us, has been organized to distribute, own and operate clean, on-site energy systems that produce electricity, hot water, heat and cooling in the United Kingdom. Our business model is to own the equipment that we install at customers' facilities and to sell the energy produced by these systems to the customers on a long-term contractual basis at prices guaranteed to the customer to be below conventional utility rates. We call this business the EuroSite Power “On-Site Utility”.

The Company was incorporated as a Delaware corporation on July 9, 2010, and as of December 31, 2014 is a 50.1% owned subsidiary of American DG Energy Inc., or American DG Energy. American DG Energy is an onsite energy company that sells energy in the form of electricity, heat, hot water and air conditioning under long-term contracts with commercial, institutional and light industrial customers in the United States. The Company is introducing the American DG Energy business model to the United Kingdom and Europe, although as of December 31, 2014, we operated in the United Kingdom only.

On September 17, 2010, the Company registered EuroSite Power Limited as a wholly-owned subsidiary with the Registrar of Companies for England and Wales to introduce the American DG Energy business model to the United Kingdom only. As the Company grows beyond the United Kingdom into other parts of Europe, it is expected that it will set up separate wholly-owned subsidiaries to do business in those countries. The Company's website is at www.eurositepower.co.uk, but our website address included in this Annual Report is a textual reference only and the information in the website is not incorporated by reference into this Annual Report.

As of December 31, 2014, American DG Energy owned by approximately 51% of our outstanding common stock. As of March 30, 2015, American DG Energy owns approximately 48.0% of our outstanding common stock. While American DG Energy does not currently own a majority of our outstanding common stock, it continues to be our single largest shareholder and provides management oversight to the Company and assists the Company in various aspects of executing our business plans. Additionally, there are affiliate relationships and a number of our shareholders are also shareholders of American DG Energy. American DG Energy also continues to guarantee certain debt obligations of the Company. Because of these factors, American DG Energy and its affiliates do control the activities of the Company which most significantly affect the economic performance of the Company and represent a majority interest on items voted on by our stockholders. For these reasons, we continue to refer to American DG Energy as our parent company. More information concerning certain affiliates of American DG Energy that are shareholders of the Company may be found in "Item 13. Certain Relationships and Related Transactions, and Director Independence" and "Note 6 - Related parties". More information concerning American DG Energy's guarantee of certain debt obligations of the Company may be found in "Note 3 - Financing Activities".

In addition to its parent, American DG Energy, the Company has two affiliated companies, Tecogen Inc. or Tecogen, and Ilios Inc. or Ilios. These companies are affiliates because several of the major shareholders of American DG Energy, the Company's corporate parent, have or may be deemed to beneficially own significant ownership positions in Tecogen or Ilios. Tecogen and Ilios do not own any shares of the Company, and the Company does not own any shares of Tecogen or Ilios. The common shareholders include John N. Hatsopoulos, who is the Chairman of the Company, the Chief Executive Officer and a director of American DG Energy and Tecogen, and a director of Ilios. Also, Dr. George N. Hatsopoulos, who is John N. Hatsopoulos' brother, is an investor in Tecogen, American DG Energy, and Ilios.

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

During 2014, the Company operated twenty-one energy systems, at nineteen locations in the United Kingdom. The revenue per customer on a monthly basis is based on the sum of the amount of energy produced by the Company's energy systems and the published price of energy (electricity, natural gas or oil) from its customers' local energy utility that month, less the discounts the Company provides its customers. The Company adds revenue streams as new energy systems are deployed and become operational.

EUROSITE POWER INC.

Our On-Site Utility supplies electricity, heat, hot water and cooling at a discounted price to properties such as healthcare facilities, hotels, large multi-family housing, leisure centers, schools and colleges. The Company’s natural gas-powered cogeneration systems produce electricity from an internal combustion engine that drives a generator, while the heat from the engine and exhaust is recovered and typically used to produce heat and hot water for use at the site. The Company will also distribute and operate water chiller systems for building cooling applications that operate in a similar manner, except that the engine’s power drives a large air-conditioning compressor while recovering heat for hot water. Cogeneration systems reduce the amount of electricity that the customer must purchase from the local utility at a higher cost, and produce valuable heat and hot water for the site to use as required. By simultaneously providing electricity, hot water and heat, cogeneration systems also have a significant, positive impact on the environment by reducing carbon dioxide or CO2 production. This is as compared to the CO2 production caused by making these forms of energy separately. Reliability is also enhanced because the customer remains connected to the electric grid. Therefore, if the grid or our equipment were to experience failure, of electricity does not result in a power outage.

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

A portion of the Company’s energy revenue is earned through UK government incentives related to the energy efficiency of our equipment. This characteristic of our equipment allows our customers to avoid certain taxes associated with CO2 emissions and energy use. Part of this avoided cost is passed onto us in the form of revenue. As of December 31, 2014, approximately 10% of the Company's revenue comes from government incentives.

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

•
The competition is focused on larger systems (both in footprint size and in kilowatts, or energy size). Our inverter-based InVerde 100-kW CHP system is small enough to fit into smaller buildings and has the proper energy production to match more buildings based on hot water needs. We expect to offer the only inverter-based CHP in these markets.

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

•
Due to the slowdown in the European economy, we have many options to select technical partners to aid in installing and maintaining the energy systems. These will range from existing competitors to mechanical contractors.

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

•
Using high efficiency water heater components introduced by Ilios and low emissions technology developed by Tecogen, we expect to market a full array of highly innovative, efficient, and low emissions technologies to produce electricity, hot water, heat and cooling.

EUROSITE POWER INC.

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

The Company purchases energy equipment from various suppliers. The primary types of equipment used are natural gas engine-driven commercial and industrial cooling and cogeneration systems that are suitable for a variety of applications. A CHP system simultaneously produces two types of energy – heat and electricity – from a single fuel source, often natural gas. The two key components of a CHP system are an internal combustion reciprocating engine and an electric generator. The clean natural gas fired engine spins a generator to produce electricity. The natural byproduct of the working engine is heat. The heat is captured and used to supply space heating, heating domestic hot water, laundry hot water, or to provide heat for swimming pools and spas.

The Company may also purchase energy equipment from Ilios. Based on management estimates, the equipment developed by Ilios, such as a high efficiency water heater, provides twice the efficiency of conventional boilers for commercial and industrial applications utilizing advanced thermodynamic principles. The Ilios products incorporate mechanical work to extract heat from the environment in order to supplement the chemical energy available in the fuel. The result is a significant boost in efficiency and a reduction in CO2 emissions.

As other power sources that use alternative energy technologies mature to the point that they are reliable and economical, we may consider employing them to supply energy for our customers. We regularly assess the technical, economic, and reliability issues associated with systems that use solar, micro-turbine or fuel cell technologies to generate power.

The Company and its Affiliates

American DG Energy, Tecogen and Ilios, are affiliated companies by virtue of common ownership and leadership. Specifically, as of December 31, 2014, John N. Hatsopoulos who is the Chairman of the Company is: (a) the Co-Chief Executive Officer and a director of American DG Energy and holds 9.3% of their common stock, (b) the Co-Chief Executive Officer and a director of Tecogen and holds 23.5% of their common stock, and (c) a director of Ilios and holds 7.2% of their common stock. Dr. George N. Hatsopoulos, who is John N. Hatsopoulos’ brother: (a) holds 13.0% of American DG Energy’s common stock, (b) holds 22.5% of Tecogen's common stock, and (c) holds 3.1% of Ilios's common stock.

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

EUROSITE POWER INC.

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

EUROSITE POWER INC.

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

Early in 2010, American DG Energy performed a feasibility study of the European market to determine the viability of expanding its On-Site Utility business into Europe. This study and business plan report reached the conclusions that: (a) there is untapped customer demand to provide small-scale CHP packages in the commercial sector through a fully financed, output-based electricity and hot water contract, (b) there is a lack of competition in this space in the target customer segments (hotel, healthcare and multi-tenant residential) and (c) the underlying economic fundamentals are attainable, with a combination of sufficient spark spreads (the difference between the cost of gas, electric and thermal prices in a region, given the efficiency rate of the applied equipment) and government fiscal support.

The study analyzed the entire European market; however it focused on the United Kingdom, Spain and Belgium as the primary markets to start operations. The study estimated that there were over 13,700 sites in those three countries providing a $900 million annual electricity market plus a $600 million heat and hot water energy market, for a combined market potential of $1.5 billion. The data used to calculate the Company’s market potential is derived by Company estimates.

However, our business model is relatively untested in the United Kingdom and Europe since we begun operations in late 2012. It is extremely difficult to predict whether we will achieve any success in further developing our business. There can be no assurance that revenues will generate profits or be sufficient to maintain our business. We have experienced total net losses since inception of approximately $7.2 million. For the foreseeable future, we expect to experience continuing operating losses and negative cash flows from operations as our management attempts to execute our current business plan.

Business Model

Our parent, American DG Energy is an onsite energy company that sells energy in the form of electricity, heat, hot water and air conditioning under long-term contracts with commercial, institutional and light industrial customers in the United States. We are implementing our parent’s business strategy in the United Kingdom and we plan to implement the strategy in Europe by installing our systems at no cost to our customers and retaining ownership of the system. Because our systems may operate at up to 90% efficiency, according to the EESI (versus less than 33% for the existing power grid), we are able to sell the energy produced by these systems to our customers at prices below their existing cost of electricity (or air conditioning), heat and hot water. Our cogeneration systems consist of natural gas-powered internal combustion engines that drive an electrical generator to produce electricity and capture the engine heat to produce space heating and hot water. Our energy systems may also be configured to drive a compressor that produces air conditioning and that also captures the engine heat.

To date, the Company's installations all run in conjunction with the electric utility grid and require standard interconnection approval from the local utility. American DG Energy and the Company's customers use both our energy system and the electric utility grid for their electricity requirements. We typically supply the first 20% to 60% of the building’s electricity requirements while the remaining electricity is supplied by the electric utility grid. Our customers are contractually bound to use the energy we supply.

To date, the price that the Company has charged its customers is set forth in customer contracts at a discount to the price of the building’s local electric utility. For the 20% to 60% portion of the customer’s electricity that our products supply, the customer realizes immediate savings on its electric bill. In addition to electricity, we sell the heat and hot water at the same price the customer was previously paying or at a discount equivalent to the customer’s discount on electricity. Air conditioning systems are also priced at a discount so that the customer realizes overall cost savings from the installation.

Because our projects involve us installing, owning, and operating the energy systems, our customers benefits from not having to make an investment and not having any operational costs. We completely operate the energy systems. Our customers require no staff and have no energy system responsibilities. They are bound, however, to pay for the energy supplied by the energy systems over the term of the agreement. Under certain circumstances and at the request of the customer, the Company may sell an Energy System to the customer and thereby make the customer responsible for it.

Energy and Products Portfolio

We provide a full range of CHP product and energy options, including:

EUROSITE POWER INC.

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

Energy Sales

For customers seeking an alternative to the outright purchase of CHP equipment, we install, maintain, finance, own and operate complete on-site CHP systems that supply, on a long-term, contractual basis, electricity and other energy services. Our business model is to sell the energy to customers at a guaranteed discount rate to the rates charged by conventional utility suppliers. Customers benefit from our On-Site Utility in a number of ways:

•	Guaranteed lower price for energy

•	Only pay for the energy they use

•	No capital costs for equipment, engineering and installation

•	No equipment operating costs for fuel and maintenance

•	Immediate cash flow improvement

•	Measurable green impact by the reduction of CO2 produced

•	No staffing, operations and equipment responsibility

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

In regions where high electricity rates prevail, monthly payments for CHP energy services can yield attractive paybacks on our investments in On-Site Utility projects. We expect the price of natural gas to have a minor effect on the financial returns obtained from our energy service contracts because we believe the value of hot water and other thermal services produced from the recovered heat generated by the internal combustion engine in our On-Site Utility system will increase as a result of higher fuel costs. This recovered energy, which comprises up to 60% of the total heating value of fuel supplied to the CHP equipment, displaces fuel that would otherwise be burned in conventional boilers.

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

EUROSITE POWER INC.

customer needs. As other power sources that use alternative energy technologies mature to the point that they are reliable and economical, we may consider employing them to supply energy for our customers.

Service and Installation

Where appropriate, we utilize the best local service infrastructure for the equipment we deploy. We require long-term maintenance contracts and ongoing parts sales. Our centralized remote monitoring capability allows us to keep track of our equipment in the field. Our installations are performed by local contractors with experience in energy cogeneration systems. For the majority of our maintenance, we utilize local outside contractors.

For the customers that want to own the CHP system themselves, we offer our “turn-key” option whereby we sell equipment and provide systems engineering, installation, interconnect approvals, on-site labor and startup services needed to bring the complete CHP system on-line. For some customers, we also require a fee to operate the systems and may receive a portion of the savings generated from the equipment.

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

We focus our marketing efforts on senior management and technical personnel, who are best situated to recognize the gain in cash flow, the increase in net income and the preservation of capital we offer. As such, our energy sales are focused on reaching these decision makers.

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

Competition

We compete with utilities that provide electricity, companies that provide services similar to ours, and other forms of alternative energy. DG is beginning to gain acceptance in regions where energy customers are dissatisfied with the cost and reliability of traditional electricity service. These end-users, together with growing support from regulators, are creating a favorable climate for the growth of DG that is overcoming the objections of established utility providers. In general, our competitors are much larger than us in terms of revenues, assets and resources. We expect to compete with large utility companies

EUROSITE POWER INC.

by selling electricity to the same commercial building customers at a lower price. We sell directly to each building customer, but typically only supply 20%-60% of the electricity needs of the building. The remaining portion is supplied by the electric utility.

In the United Kingdom, we primarily compete with Cogenco Limited, a subsidiary of Dalkia PLC, an alternative energy company with customers in the 50-500 kW range, ENER-G Holdings plc and Jenbacher, a subsidiary of General Electric Company. Other companies in the same market are Clarke Energy Ltd, EC Power Systems and Baxi-SenerTec UK. In Belgium, most CHP equipment manufacturers are non-Belgian companies, including CogenGreen S.A., Capstone Turbine Corporation and Cummins Power Generation Inc., which we expect will be our primary competitors in the 50-500 kW range as we enter the market in Belgium. As we expand into Spain, we expect that we will compete with Baxi-SenerTec UK, MicroPower Europe, Guascor Power, Cummins Power Generation Inc., Icogen SA and Pasch y Cia SA. Icogen SA, based in Barcelona, is the leading Spanish supplier for systems below 500 kW.

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

There are a number of energy service companies that offer related services. These companies include Siemens AG, Honeywell International Inc. and Johnson Controls Inc. In general, these companies seek large, diverse projects for electric demand reduction for campuses that include building lighting and controls, and electricity (in rare occasions) or cooling. Because of their overhead structures, these companies often solicit large projects rather than individual properties. Since we focus on smaller projects for energy supply, we believe we are well suited to work in tandem with these companies when the opportunity arises.

There are also a few local emerging cogeneration developers and contractors that are attempting to offer services similar to ours. To be successful, they need to have the proper experience in equipment and technology, installation contracting, equipment maintenance and operation, site economic evaluation, project financing and energy sales plus the capability to cover a broad region.

Financing Activities

For a summary of our financing activities, please see "Note 3 - Financing activities" to our consolidated financial statements included herein.

Material Contracts

The Company has entered into material agreements related to its issuance of securities. These agreements are described in Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities", and “Note 3 - Financing activities" to our consolidated financial statements included herein. The Company has entered into material agreements with some of its related parties. These agreements are described in "Note 6 - Related parties" to our consolidated financial statements included herein.

Government Regulation

In connection with the Company earning revenue through government incentives, the Company depends on the following government incentive programs.

1.
The Company obtains revenue and savings through the UK government's CHP Quality Assurance program, or CHPQA. In order to obtain this incentive, the Company must submit equipment performance data to the government, and the Company’s equipment must meet certain quality standards. In exchange for meeting these requirements, the Company's equipment receives a quality assurance from the government, and our customers are allowed an exemption from the

EUROSITE POWER INC.

climate change levy. Part of the savings realized by our customers through the avoidance of the climate change levy is passed on to the Company, and the Company recognizes this as revenue. In addition, the Company also obtains savings through the enhanced capital allowances scheme, or ECAs, allowed by CHPQA. In the United States, ECAs would be referred to as corporate income tax deductions. The use of ECAs in connection with the CHPQA allows the Company to write off 100% of its investment in energy saving technologies that are listed on the government’s Energy Technology List against the taxable profits of the period during which the government makes our investment. CHP equipment is on the Energy Technology List.

2.
The Company obtains revenue through the incentives provided by allowing customers to decrease the allowances they pay the government in connection with the CRC Energy Efficiency Scheme, or the CRC. The CRC is a mandatory program for large energy consumers in the UK. Organizations which participate in the CRC are required to monitor their energy use and report their energy supplies to the government annually. The government's reporting system applies emissions factors to calculate participants’ carbon dioxide emissions, or CO2, on the basis of this information. Participants must purchase and surrender allowances for their emissions. The Company's equipment allows customers participating in the CRC to decrease the amount of emission allowances they are required to purchase because of our equipment’s energy efficiency and C)2 reduction technology. Part of this savings is passed on to the Company, and we recognize it as revenue.

Although we benefit from government programs, our operations are not subject to extensive government regulation. We are required to file for local construction permits (electrical, mechanical and the like) and utility interconnects and we must make various filings in certain jurisdictions related to environmental emissions. Other than funding opportunities related to incentives and programs, there do not appear to be any new government regulations that may affect us.

Compliance with Environmental Laws

We are required to meet emissions specification to operate our energy systems in the United Kingdom. However, it is our policy to be environmentally conscientious in every aspect of our operations. The cost of the Company complying with environmental regulations is minimal.

Employees

As of December 31, 2014, we had five employees, four full time employees and one part time employee. All our employees are located in the United Kingdom. We believe that our relationship with our employees is satisfactory. None of our employees are represented by a collective bargaining agreement.

Subsequent Events

For a summary of material events that occurred between December 31, 2014 and the date this report was filed, please see "Note 9 - Subsequent events" to our consolidated financial statements included herein.

Item 1A. Risk Factors.

An investment in our common stock, $.001 per value per share, or Common Stock, involves a high degree of risk. The following risk factors should be considered carefully in addition to the other information contained in this Annual Report. The risks below are not the only ones facing the Company. Additional risks not currently known to us or that we currently deem immaterial may also adversely affect us.

Risk Factors Relating to Our Business

We only commenced active operations within the last 36 months. Our business model is untested outside the United States and may not be successful.

Our business model is to introduce the On-Site Utility solution of American DG energy, our parent, into the United Kingdom and European markets. This business model is to distribute, own and operate clean energy systems that produce electricity, hot water, heat and cooling generated by a natural gas engine and related equipment owned by us at a customer’s site. This business model is untested in the United Kingdom and Europe. Because, we only commenced active operations within the last 36 months, it is extremely difficult to predict whether we will achieve any success in developing our business. We face not only the risks inherent in American DG Energy’s business in the United States, but there are potential negative factors affecting the United Kingdom and European markets that do not affect American DG Energy in the United States,

EUROSITE POWER INC.

such as our lack of full familiarity with those markets, local laws, regulations and the like. In addition, there may be additional potential negative factors in implementing our business model outside the United States of which we are unaware. For these reasons and others, there can be no assurance that our business model will achieve any level of success.

Our On-Site Utility concept is largely unproven in the United Kingdom and Europe and may not be accepted by a sufficient number of customers in our target markets. We have limited historical operating results upon which to base projections of future financial performance, making it difficult for prospective investors to assess the value of our stock.

The sale of cogeneration and cooling equipment has been successfully carried out for more than a decade. However, our On-Site Utility concept (i.e., the sale of on-site energy services, rather than equipment) is still in an early stage of implementation. Uncertainties with our On-Site Utility concept include the pricing of energy services and the structuring of contracts to provide cost savings to customers and optimum financial returns to us. There is no assurance that we will be successful in developing a profitable On-Site Utility business model in our target markets, and failure to do so would have a material adverse effect on our business and financial performance.

We expect to incur significant losses for at least the next several years, and we may never achieve or maintain profitability.

Based upon our current plans, we expect to incur operating losses for at least the next several years as we incur significant expenses associated with the initial startup of our business. There can be no assurance that we will generate revenues or that any revenue we generate will be sufficient to maintain our business. The failure to generate sufficient revenue could result in the possible closure of our business or force us to seek additional capital on unfavorable terms in order to continue business operations.

Unfavorable utility regulations make the installation of our systems more difficult or less economical; any slowdown in the utility deregulation process would be an impediment to the growth of our business.

In the past, many electric utility companies in the United States have raised opposition to the distributed generation of electricity, a critical element of our On-Site Utility concept. We may experience similar opposition in the United Kingdom and Europe. Such resistance has generally taken the form of what we consider to be unrealistic standards for interconnection, and the use of targeted rate structures as disincentives to combined generation of on-site power and heating or cooling services. A distributed generation company’s ability to obtain reliable and affordable back-up power through interconnection with the grid is essential to our business model. Utility policies and regulations in most jurisdictions are often not prepared to accommodate widespread on-site generation. These barriers erected by electric utility companies and unfavorable regulations, where applicable, may make the connection to the electric grid economically unfavorable and may be an impediment to the growth of our business. Development of our business could be adversely affected by any slowdown or reversal in the utility deregulation process or by difficulties in negotiating backup power supply agreements with electric providers in the areas where we intend to do business.

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

A decrease in one of our energy system's production of energy and the resulting repairs may lower revenue, increase cost, and cause us to lower the value of the energy system.

Any interruption in our energy system running can decrease the amount of energy they produce and therefore decrease our energy revenues. If one of our systems repeatedly fails to properly produce energy, it may cause us to lower the value of the asset. If an energy system we own requires repair or if we are required to remove a system from a site, we may incur additional cost. Common causes of energy system production issues and common causes of energy system repair include, but are not limited to, improperly product installation, mechanical failure of a product, wear and tear, and insufficient energy demand.

EUROSITE POWER INC.

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

Our business may be limited by competition from energy services companies arising from the breakup of conventional regulated electric utilities. Such competitors, both in the equipment and energy services sectors, are likely to have far greater financial and other resources than us and could possess specialized market knowledge with existing channels of access to prospective customer locations. We may be unable to successfully compete against those competitors.

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

We may need to raise additional capital for our business through equity financings, which would dilute existing stockholders.

Future equity financings may be required to implement our overall business plan. We may need additional capital. Future equity financings will dilute the percentage ownership of our existing stockholders. Our ability to raise an adequate amount of capital and the terms of any capital that we are able to raise will be dependent upon our progress in implementing demonstration projects and related marketing service development activities. If we do not make adequate progress, we may be unable to raise adequate funds, which will limit our ability to expand our business. If the terms of any future equity financings are unfavorable, the dilutive impact on our stockholders might be severe.

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

EUROSITE POWER INC.

American DG Energy has significant influence on us and may also affect the market price and liquidity of our Common Stock.

American DG Energy is our single largest stockholder, and at December 31, 2014, American DG Energy controlled 50.1% of our outstanding Common Stock. Accordingly, American DG Energy and its affiliates will have significant influence in determining the outcome of any corporate transaction or other matter submitted to the stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets and other significant corporate actions. Unless significant participation of other stockholders takes place in such stockholder meetings, American DG Energy and its affiliates may be able to approve such matters itself. The concentration of ownership of the shares by American DG Energy and its affiliates may: (i) delay or deter a change of control of the Company; (ii) deprive stockholders of an opportunity to receive a premium for their shares as part of a sale of the Company; and (iii) affect the market price and liquidity of the shares. Without the consent of American DG Energy and its affiliates, we could be prevented from entering into transactions that are otherwise beneficial to us. The interests of American DG Energy and its affiliates may differ from or be adverse to the interests of our other stockholders. The effect of these rights and American DG Energy’s influence may impact the price that investors are willing to pay for our Common Stock. If American DG Energy sells a substantial number of shares fo Common Stock in the public market, the market price of the shares could fall. The perception among the public that these sales will occur could also contribute to a decline in the market price of the shares.

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

Our business is affected by general economic conditions and related uncertainties affecting markets in which we operate. Volatility in current economic conditions could adversely impact our business in 2015 and for the foreseeable future.

Volatility in current economic conditions could adversely impact our business in 2015 and beyond, resulting in reduced demand for our products, increased rate of order cancellations or delays, increased risk of excess and obsolete inventories, increased pressure on the prices for our products and services; and greater difficulty in collecting accounts receivable.

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

EUROSITE POWER INC.

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

As of the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal accounting officer have performed an evaluation of controls and procedures and concluded that our controls were not effective to provide reasonable assurance that information required to be disclosed by the Company in reports that we file under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported as when required. Management conducted an evaluation of our internal control over financial reporting and based on this evaluation, management concluded that the Company's internal control over financial reporting was not effective as of the end of the period covered by this report. The Company currently has material weaknesses in financial reporting relating to the lack of a sufficient number of controls over manual processes of revenue recognition. This constitutes a material weakness in financial reporting. Any failure to implement effective internal controls could harm our operating results or cause us to fail to meet our reporting obligations. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock, and might require us to incur additional costs to improve our internal control system.

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

We are and we will remain an “emerging growth company”, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, until the earliest to occur of (i) the last day of the fiscal year during which our total annual gross revenues equal or exceed $1 billion (subject to adjustment for inflation), (ii) the last day of the fiscal year following the fifth anniversary of our initial public offering, (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt, or (iv) the date on which we are deemed a large accelerated filer under the Exchange Act.

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

•	submit certain executive compensation matters to stockholder non-binding advisory votes;

EUROSITE POWER INC.

•	submit for stockholder approval golden parachute payments not previously approved; and

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our headquarters is located in Waltham, Massachusetts and consists of 3,282 square feet of office and storage space that are subleased from Tecogen by our parent American DG Energy, and such space is shared with American DG Energy. American DG Energy is not currently charging the Company for utilizing its share of office space in the United States since it is insignificant in nature.

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

EUROSITE POWER INC.

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market

Our common stock started trading on the OTC tier of the OTC Markets, or the OTCQB, on July 25, 2012. It subsequently moved to the OTCBB tier of the OTC Markets, or the OTCBB. The market for our common stock is limited and volatile. The following table sets forth the high and low bid prices of our common stock for each of the periods indicated as reported by the OTCBB. The prices quoted on the OTCBB reflect inter-dealer prices, without retail mark-up, markdown or commissions. The OTCBB prices listed below may not represent actual transaction prices.

	2014		2013
	High	Low	High	Low
First Quarter	$0.75	$0.40	$10.01	$0.90
Second Quarter	0.95	0.50	0.90	0.51
Third Quarter	0.65	0.40	1.00	0.10
Fourth Quarter	0.60	0.30	0.75	0.35

 Holders

As of March 30, 2015, there were approximately 88 record holders of our common stock.

Share Repurchase

On December 5, 2014, the board of directors of the Company approved a common stock repurchase of 100,000 shares of common stock at market prices. On December 5, 2014 the Company repurchased 100,000 shares of its common stock on the market for $0.41 per share.

Dividends

We currently expect to retain earnings for use in the operation and expansion of our business, and therefore do not anticipate paying any cash dividends in the foreseeable future. In addition, the terms of any future debt or credit facility may preclude us from paying any cash dividends. As a result, capital appreciation, if any, of our common stock will be the sole source of gain for our stockholders for the foreseeable future. The Company has not declared any cash dividends in the last two fiscal years.

Equity Compensation Plans

For disclosure of securities authorized for issuance under equity compensation plans please see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.

Recent Sales of Unregistered Securities

Set forth below is information regarding common stock issued, warrants issued and stock options granted by the Company for the three month period ended December 31, 2014. Also included is the consideration, if any, we received and information relating to the section of the Securities Act, or rule of the SEC, under which exemption from registration was claimed.

Common Stock

On October 8, 2014, the Company entered into a subscription agreement with a European investor, pursuant to which the investor purchased 2,000,000 shares of Common Stock and a three-year warrant to purchase up to 2,000,000 shares of Common Stock with an exercise price of $0.60 per share for an aggregate purchase price of $1,000,000. The securities of

EUROSITE POWER INC.

the Company described therein have not been registered under the Securities Act in reliance on the exemption contained therein in Section (4)(a)(2) and/or the Rule 506(b) exemption thereunder and/or Regulation S thereunder.

On November 12, 2014, the Company entered into a subscription agreement with a European investor, pursuant to which the investor purchased 1,000,000 shares of Common Stock and a three-year warrant to purchase up to 1,000,000 shares of Common Stock with an exercise price of $0.60 per share for an aggregate purchase price of $500,000. The securities of the Company described therein have not been registered under the Securities Act in reliance on the exemption contained therein in Section (4)(a)(2) and/or the Rule 506(b) exemption thereunder and/or Regulation S thereunder.

Stock Options

During 2014, the Company granted 520,000 Common Stock options with a weighted average exercise price of $0.65, exercise prices between $0.40 and $0.89, a vesting schedule of 4 years and expiration in 10 years. Of these options granted in 2014, 220,000 were granted to an officer with an exercise price of $0.89 and 300,000 options were granted to executives with 200,000 at an exercise price of $0.52 and 100,000 at an exercise price of $0.40.

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

On April 15, 2014, April 24, 2014, May 20, 2014 and June 9, 2014, the Company entered into a subscriptions agreements with European investors, a principal owner of the Company and John Hatsopoulos, the chairman of the Company's Board of Directors, for the sale of $1,450,000 in aggregate principal amount of 4% Senior Convertible Notes due 2018, or the 4% Notes.. The 4% Notes will mature in four years and will accrue interest at the rate of 4% per annum payable on a semi-annual basis. At the holder’s option, the 4% Notes may be converted into shares of the Common Stock at a conversion price of $0.60 per share, subject to adjustment in certain circumstances. The proceeds of the 2014 Notes will be used in connection with the development and installation of current and new energy systems, business development and for general corporate purposes. The 4% Notes were offered and sold in private placement transactions made in reliance upon exemptions from registration pursuant to Section 4(a)(2) under the Securities Act and Rule 506 promulgated thereunder. The European investors are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act.

On October 3, 2014, the Company, entered into a convertible note amendment agreement, or the Note Amendment Agreement, with American DG Energy, John N. Hatsopoulos, and certain European investors. Among other things, the Note Amendment Agreement provides for the conversion, in full, of the New Notes and the 4% Notes, or collectively the Converted Notes, in an aggregate principal amount of $1,700,000, pursuant to which the holders of such Converted Notes, or the Holders, agreed to convert, in full, the principal amount of the Converted Notes. In connection with the conversion, the Converted Notes were cancelled and the Holders were issued shares of Common Stock at a conversion price of $.50 per share and any accrued but unpaid interest will be paid in cash.

Included among the Holders are: (i) American DG Energy, which converted its Converted Note in the principal amount of $1,100,000 into 2,200,000 shares of Common Stock, (ii) John N. Hatsopoulos, who converted his Converted Note in the principal amount of $300,000 into 600,000 shares of Common Stock, and (iii) a European investor, which converted its Converted Note in the principal amount of $300,000 into 600,000 shares of Common Stock.

On October 3, 2014, the Company accepted certain separate convertible note conversion agreements, or the Note Conversion Agreements, from additional holders, or the Additional Holders, of certain of its New Notes, or the Additional Notes, pursuant to which the Additional Holders agreed to convert $1,350,000 of the aggregate principal amount of the Additional Notes. In connection with the conversion, the Additional Notes were cancelled and the Additional Holders were issued shares of Common Stock at a conversion price of $.50 per share and any accrued but unpaid interest was paid in cash.

EUROSITE POWER INC.

The Holders and the Additional Holders remain entitled to the benefits of registration rights agreements by and among the Company and the noteholders named therein, which were previously described in the Company’s Current Reports on Form 8-K dated June 18, 2013, April 24, 2014 and June 9, 2014
Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements contained herein and related notes appearing elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review “Risk Factors” beginning on page 10 of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

The Company distributes, owns and operates clean, on-site energy systems that produce electricity, hot water, heat and cooling in the United Kingdom and Europe. The Company derives sales from selling energy in the form of electricity, heat, hot water and cooling to its customers under long-term energy sales agreements (with a typical term of 10 to 15 years). The energy systems are owned by the Company and are installed in our customers' buildings. Each month we obtain readings from our energy meters to determine the amount of energy produced for each customer. We multiply these readings by the appropriate published price of energy (electricity, natural gas or oil) from our customers' local energy utility, to derive the value of our monthly energy sale, less the applicable negotiated discount. Our revenues per customer on a monthly basis may vary based on the amount of energy produced by our energy systems and the published price of energy (electricity, natural gas or oil) from our customers' local energy utility that month. The Company adds revenue streams as new energy systems are deployed and become operational.

The Company has experienced total net losses since inception of $7.2 million. The Company owns the energy-producing equipment at the customer's site; therefore, the business is capital intensive. The Company believes that its existing resources, including cash and cash equivalents, future cash flow from operations, its ability to control certain costs, including those related to general and administrative expenses, and the use of resources of its parent company, will be sufficient to meet the working capital requirements of its existing business for the foreseeable future, including the next 12 months; however, as the Company continues to grow its business by adding more energy systems, the cash requirements will increase. Beyond March 31, 2016, if the Company cannot raise capital by the existing equity fundraising effort, it may need to raise additional capital through a debt financing or use capital provided by its parent to meet its operating and capital needs. There can be no assurance, however, that the Company will be successful in these fund-raising efforts or that additional funds will be available on acceptable terms, if at all.

The Company's operations are comprised of one business segment. Our business is selling energy in the form of electricity, heat, hot water and cooling to our customers under long-term sales agreements.

Results of Operations

Fiscal Year Ended December 31, 2014 Compared with Fiscal Year Ended December 31, 2013

Revenues

Revenues in 2014 were $1,577,873 compared to $838,879 for the same period in 2013. The increase is attributed to the commencing of operations of additional systems in 2014. Active systems increased to 21 by December 31, 2014 compared to 16 at December 31, 2013. We recognized an additional $91,719 of revenue in 2014 from the performance of billable services related to construction and engineering.

Cost of Sales

Cost of sales, including depreciation, in 2014 was $1,799,284 compared to $763,298 for the same period in 2013. The increase of $1,035,986 was due primarily to 2014 site impairment expense of $196,672, increased expenses of $581,472

EUROSITE POWER INC.

related to fuel consumption, maintenance and installation costs for more units in operations and commencing operation and increased depreciation expenses of $257,842 on a larger installed base of energy-generating assets.

Operating Expenses

General and administrative expenses were $877,097 in 2014, compared to $963,690 for the same period in 2013, a decrease of $86,593 or 9.0%. The general and administrative expenses decreased due to a reduction in professional fees and non-cash compensation expenses related to the issuance of option awards to our employees and directors.

Selling expenses were $491,734 in 2014, compared to $522,360 for the same period in 2013, a decrease of $30,626 or 5.9%. Selling expenses decreased due to the reduction of professional fees.

Engineering expenses were $111,798 in 2014, compared to $157,451 for the same period in 2013. Engineering expenses decreased decreased used of engineering consultants.

Other Income(Expense)

Other Income(Expense) increased from an expense of $100,459 in 2013 to an expense of $1,255,738 in 2014. The primary reason for the increase of $1,155,279 was a debt conversion inducement expense of $508,333 and a loss on the extinguishment of debt of $713,577 in 2014. These amounts resulted from various conversions, amendments and exchanges of debt during 2014. Interest expense was $46,510 in 2014, compared to $105,745 for the same period in 2013. The decrease was due to the conversion of convertible debentures into common stock early in the fourth quarter of 2014.

Benefit for Income Taxes

Provision for income taxes increased for 2014 to a benefit of $648,917 from $0 in 2013. The reason for this benefit in 2014 is that we filed claims for energy incentives with the UK government under the "Enhanced Capital Allowance" program.

Net Loss

The net loss was $2,308,861 in 2014, compared to a net loss of $1,668,379 for the same period in 2013. The increase in the net loss of $640,482 was primarily due to debt conversion inducement expense and the loss on extinguishment of convertible debt.

Liquidity and Capital Resources

Consolidated working capital at December 31, 2014 was $4,315,896. Included in working capital were cash and cash equivalents of $3,776,852.

Cash used in operating activities was $796,024 in 2014 compared to $734,109 in 2013. For 2014, the net loss of $2,308,861 was offset be several non-cash operating expenses including; debt conversion inducement expense of $508,333, loss on extinguishment of debt of $713,577, depreciation and amortization of $327,806, site impairments of $196,672 and stock based compensation of $164,999. Our inventory balance decreased to $99,925 at December 31, 2014 compared to $385,660 at December 31, 2013, providing $285,735 of cash.

Our investing activities, primarily in site property and equipment, used $2,843,053 of cash in 2014, and our financing activities provided $5,896,327 of cash, net of costs, in 2014. Financing activities in 2014 included raising $1,450,000 of funds from an offering of 4% Senior Convertible Notes Due 2018, a related party loan of $3,000,000 and $1,489,329 of funds raised through two private placements of Common Stock net of offering costs.

The Company owns the energy-producing equipment at the customer's site; therefore, the business is capital intensive. The Company believes that its existing resources, including cash and cash equivalents, future cash flow from operations, its ability to control certain costs, including those related to general and administrative expenses, and the use of capital from its parent company, will be sufficient to meet the working capital requirements of its existing business for the foreseeable future, including the next 12 months; however, as the Company continues to grow its business by adding more energy systems, the cash requirements will increase. The Company has at times received financing from its parent company, and the parent company has the intention to continue such support as needed. Beyond March 31, 2016, if the Company cannot raise capital by the existing equity fundraising effort, it may need to raise additional capital through a debt financing

EUROSITE POWER INC.

or use capital provided by its parent to meet its operating and capital needs. There can be no assurance, however, that the Company will be successful in these fund-raising efforts or that additional funds will be available on acceptable terms, if at all.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Management’s evaluation of disclosure controls and procedures:

EUROSITE POWER INC.

Our disclosure controls and procedures are designed to provide reasonable assurance that the control system’s objectives will be met. Our management, including our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, or the Evaluation Date, have concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective.

 For these purposes, the term disclosure controls and procedures of an issuer means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting:

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Exchange Act. Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion of this evaluation. Based on this evaluation, management concluded that the Company’s internal control over financial reporting is not effective as of December 31, 2014. Considerable progress was made during 2014 with the addition of competent staff, competent consultants and changes in processes, however, management has concluded that it is not yet satisfied with the number of controls and the number of tests of controls over the manual revenue recognition process of the Company.

Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

Changes to Disclosure Controls and Procedures and Changes to Internal Controls over Financial Reporting:

Remediation steps were taken in 2014 with the addition of a new Chief Financial Officer with public company experience, an internal securities counsel, a GAAP consultant and an experienced accounting firm to advise management on complex accounting issues and disclosure controls and processes. In addition, during the year, processes were enhanced to ensure complex business and accounting issues are properly recorded and disclosed in accordance with GAAP. Controls were also changed and enhanced in the site construction-in-process, revenue recognition and financial reporting close processes.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

EUROSITE POWER INC.

Executive Officers and Directors

The following table lists the current members of our board of directors, or Board of Directors, and our executive officers as of December 31, 2014. The address for our directors and executive officers is 45 First Avenue, Waltham, Massachusetts 02451. The following sets forth certain information regarding our current executive officers and directors.

Name	Age	Position(s)

John N. Hatsopoulos	80	Chairman of the Board and Director
Barry J. Sanders	53	Chief Executive Officer, President and Director
Paul J. Hamblyn	46	Managing Director of the Company
Gabriel J. Parmese	55	Chief Financial Officer, Secretary and Treasurer
Dr. Ahmed F. Ghoniem (3)(4)	63	Director
James C. Devas (2)(3)(4)	59	Director
Bruno Meier (3)(4)	64	Director
Joan Giacinti	57	Director

(1)	Effective February 6, 2015, Mr. Sanders resigned from all of his positions with the Company

(2)	Member of the Audit Committee

(3)	Member of the Compensation Committee

(4)	Member of the Nominating and Governance Committee

John N. Hatsopoulos has been Chairman of the Board of Directors since the organization of the Company in July 2010. Since 2001, he has been the Chief Executive Officer and director of American DG Energy, the Company’s parent, which offers clean onsite electricity, heat, hot water and cooling to businesses in the United States. He is also the Chief Executive Officer and a director of Tecogen, an affiliate of the Company, which is a manufacturer of natural gas engine-driven commercial and industrial cooling and cogeneration systems. Since 2000, he has also been a Partner and Managing Director of Alexandros Partners LLC, a financial advisory firm providing consulting services to early stage entrepreneurial ventures. Mr. Hatsopoulos was a co-founder of Thermo Electron Corporation, which is now Thermo Fisher Scientific (NYSE: TMO), and the retired President and Vice Chairman of the Board of Directors of that company. He is a member of the Board of Directors of Ilios, an affiliate of the Company, which is a high-efficiency heating products company, American CareSource Holdings, Inc. (NASDAQ: ANCI) and TEI Biosciences Inc., and is a former Member of the Corporation of Northeastern University. Mr. Hatsopoulos graduated from Athens College in Greece, and holds a bachelor’s degree in history and mathematics from Northeastern University, as well as honorary doctorates in business administration from Boston College and Northeastern University.

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

Our Board of Directors determined that Mr. Sanders' prior experience as President and Chief Operating Officer of American DG Energy, the Company’s parent, where he demonstrated leadership capability and his extensive knowledge of the distributed generation market and operational issues qualify him to be a member of the Board of Directors in light of the Company’s business and structure.

Effective February 6, 2015, Mr. Sanders resigned from his positions as Chief Executive Officer, President and as a director of the Company, and any other positions he may have had with the Company, American DG Energy, or their affiliates.

EUROSITE POWER INC.

Gabriel Parmese has been our Chief Financial Officer, Treasurer and Secretary since May 7, 2014. Mr. Parmese also holds the same positions at American DG effective as of the same date. Prior to joining Eurosite Power Inc., from 2013 to 2014, Mr. Parmese was Chief Financial Officer of MedAptus. From 2009 to 2012, Mr. Parmese was Senior Vice President of Finance at Keane International, Inc. and NTT Data. Mr. Parmese received his MBA from Southern New Hampshire University and his B.S. in Finance from Rider University. Mr. Parmese’s experience in finance, accounting, and executive level leadership contributed to the Board of Directors’ conclusion that he should serve as the Chief Financial Officer, Treasurer and Secretary of our Company.

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

Joan Giacinti has been a member of the Board of Directors since November 2012. He is is the founder and Chief Executive Officer of Sofratesa Group with headquarters in Santo Domingo, Dominican Republic. The group's activities in Latin America include the design, construction, installation, operation and maintenance of high-tech infrastructure projects in transportation such as airports, aeronautics, telecommunications and subway. The group has also expanded into the production of feature films and media in France and Latin America. Mr. Giacinti is a founder of Aerodom, a concessionaire chosen by the Dominican government to develop, operate and manage airports in the Dominican Republic, which in 2008 was acquired by Advent International. He is the President of the Caribbean region of the French Trade Councils, “Conseillers du Commerce Exterieur” and the President for the Americas of the Forum Francophone des Affaires (FFA). He is also decorated with the Ordre

EUROSITE POWER INC.

national du Mérite by the President of the French Republic. Mr. Giacinti is a graduate from the École des Hautes Études Commerciales de Paris (HEC).

Our Board of Directors has determined that Mr. Giacinti's prior experience insight and extensive knowledge of international markets qualify him to be a member of the Board of Directors in light of the Company’s business and structure.

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

EUROSITE POWER INC.

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

Code of Business Conduct and Ethics

The Company has adopted a code of business conduct and ethics that applies to the Company’s Chief Executive Officer and Chief Financial Officer and all other principal officers performing similar functions . The Company’s code of business conduct and ethics promotes honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with, or submits to, the SEC and in other public communications made by the Company; compliance with applicable governmental laws, rules and regulations; prompt internal reporting of violations of the code of business conduct and ethics to an appropriate person or persons identified in the code of business conduct and ethics; and accountability for adherence to the code of business conduct and ethics.

EUROSITE POWER INC.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, officers, and holders of more than 10% of the Company’s equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership. Based solely on a review of the forms, reports and certificates filed with the Company by such persons, all Section 16(a) filing requirements were complied with by such persons during the last fiscal year or prior fiscal years, except as otherwise set forth below:

	# of Late Reports	# of Transactions Not Timely Reported	# of Failures to File Required Reports
American DG Energy	1	2	0
Paul Hamblyn	1	1	0
John Hatsopoulos	1	3	1
Bruno Meier	1	1	0
RBC Holdings (Channel Islands) Ltd.	1	2	0
James Devas	0	0	1

Item 11. Executive Compensation.

The following table sets forth information with respect to the compensation of our named executive officers during the fiscal years ended December 31, 2014 and December 31, 2013. The compensation of the Company’s Chief Executive Officer and Chief Financial Officer is paid by American DG Energy. The Company reimburses American DG Energy based on the time those executives spend on the Company. The compensation of the Company’s Managing Director is paid by the Company.

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)(1)	All other compensation ($)	Total ($)

Barry J. Sanders (2)	2014	42,063	—	—	—	—	42,063
Chief Executive Officer and President	2013	53,771	—	—	—	—	53,771
(Principal Executive Officer)

Gabriel J Parmese (3)(4)	2014	14,536	—	—	75,358	—	89,894
Chief Financial Officer and Treasurer	2013	—	—	—	—	—	—
(Principal Financial Officer)

Jesse T. Herrick (5)	2014	4,320	—	—	—	—	4,320
Chief Financial Officer and Treasurer	2013	5,600	—	—	32,353	—	37,953
(Principal Financial Officer)

Paul J. Hamblyn (7) (8)	2014	172,259	—	—	39,530	—	211,789
Managing Director	2013	171,339	—	—	—	—	171,339

(1)	See “Note 4 – Stockholders’ equity” in our consolidated financial statements for a summary and assumptions made in the valuation of our option awards for the period ending December 31, 2014.

(2)
Mr. Sanders was the Company’s former Chief Executive Officer and was a director. He was also the President and Chief Operating Officer of American DG Energy and devotes part of his business time to the affairs of American DG Energy. His salary was paid by American DG Energy but a portion is reimbursed by the Company according to the requirements of the business in a given week at a fully burdened hourly rate of $122. On average, Mr. Sanders spent approximately 25% of his business time on the affairs of the Company, but such amount varied widely depending on

EUROSITE POWER INC.

the needs of the business and was expected to increase as the business of the Company developed. The Company did not pay Mr. Sander's any compensation in connection with him leaving the Company on February 6, 2015.

(3)
Mr. Parmese, the Company’s Chief Financial Officer, devotes part of his business time to the affairs of American DG Energy. His salary is paid by American DG Energy but a portion is reimbursed by the Company according to the requirements of the business in a given week at a fully burdened hourly rate of $80. On average, Mr. Parmese spends approximately 15% of his business time on the affairs of the Company, but such amount varies widely depending on the needs of the business and is expected to increase as the business of the Company develops.

(4)
Mr. Parmese was granted a stock option award for 225,000 shares of Common Stock on May 7, 2014, with 25% of the shares vesting on May 7, 2015 and then an additional 25% of the shares on each of the subsequent three anniversaries thereafter, subject to his continued employment and subject to acceleration of vesting upon a change in control (see Note 3 - Stockholders' equity).

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

(7)
Mr. Hamblyn entered into a Service Agreement with EuroSite Power Limited on July 18, 2011. His compensation is paid in British Pounds sterling and is converted into United States Dollars in the Executive Compensation table. The conversion rate used is 1.64, which is the average conversion rate for 2014.

(8)
Mr. Hamblyn was granted a stock option award for 200,000 shares of Common Stock on August 27, 2014, with 25% of the shares vesting on August 27, 2015 and then an additional 25% of the shares on each of the subsequent three anniversaries thereafter, subject to his continued employment and subject to acceleration of vesting upon a change in control.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information with respect to outstanding equity awards held by our named executive officers as of December 31, 2014:

	Option awards				Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date	Number of shares of stock that have not vested (#)	Market value of shares of stock that have not vested ($)(1)

Barry J. Sanders (1)	1,500,000	—	0.90	1/15/2021	—	—
Paul J. Hamblyn (2)	675,000	425,000	0.52 - 0.90	11/3/2021	—	—
Gabriel J. Parmese (3)	—	220,000	0.89	5/7/2024	—	—

(1)
Mr. Sanders, the Company's former Chief Executive Officer, was granted a stock option award for 1,500,000 shares of Common Stock on January 15, 2011, with 25% of the shares vesting on January 15, 2012 and then an additional 25% of the shares vesting on each of the subsequent three anniversaries thereafter, subject to his continued employment and subject to acceleration of vesting upon a change in control.

(2)
Mr. Hamblyn was granted a stock option award for 200,000 shares of Common Stock on August 27, 2014, with 25% of the shares vesting on August 27 2015 and then an additional 25% of the shares on each of the subsequent three anniversaries thereafter, subject to his continued employment and subject to acceleration of vesting upon a change in control. Mr. Hamblyn was granted a stock option award for 900,000 shares of Common Stock on November 3, 2011, with 25% of the shares vesting on November 3, 2012 and then an additional 25% of the shares vesting on each of the subsequent three anniversaries thereafter, subject to his continued employment and subject to acceleration of vesting upon a change in control.

(3)
Mr. Parmese was granted a stock option award for 220,000 shares of Common Stock on May 7, 2014, with 25% of the shares vesting on May 7, 2015 and an additional 25% of the shares vesting on each of the subsequent three anniversaries thereafter, subject to his continued employment and subject to acceleration of vesting upon a change in control.

There have been no other stock awards granted to date and none of such options have been exercised.

EUROSITE POWER INC.

Director Compensation

The following table sets forth information with respect to director compensation as of December 31, 2014:

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	All other compensation ($)	Total ($)

Dr. Ahmed F. Ghoniem	—	—	—	—	—
James C. Devas	2,500	—	—	—	2,500
Bruno Meier	2,500	—	—	—	2,500
Joan Giacinti	500	—	—	—	500
John N. Hatsopoulos	1				1

EUROSITE POWER INC.

Outstanding Equity Awards for Directors at Fiscal Year-End

The following table sets forth information with respect to outstanding equity awards to directors as of December 31, 2014:

	Option awards				Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date	Number of shares of stock that have not vested (#)	Market value of shares of stock that have not vested ($)(1)

John N. Hatsopoulos (1)	100,000	—	0.90	1/15/2021	—	—
Barry J. Sanders (2)	1,500,000	—	0.90	1/15/2021	—	—
Dr. Ahmed F. Ghoniem (3)	75,000	25,000	0.90	6/13/2021	—	—
James C. Devas (4)	75,000	25,000	0.90	6/13/2021	—	—
Bruno Meier (5)	75,000	25,000	0.90	6/13/2021	—	—
Joan Giacinti (6)	25,000	100,000	0.90	3/20/2023	—	—

(1)
Mr. Hatsopoulos was granted a stock option award for 100,000 shares of Common Stock on January 15, 2011, with 25% of the shares vesting on January 15, 2012 and an additional 25% of the shares vesting on each of the subsequent three anniversaries thereafter, provided that Mr. Hatsopoulos serves as a director or consultant to the Company and subject to acceleration of vesting upon a change in control.

(2)
Mr. Sanders, the Company's former Chief Executive Officer, was granted a stock option award for 1,500,000 shares of Common Stock on January 15, 2011, with 25% of the shares vesting on January 15, 2012 and an additional 25% of the shares vesting on each of the subsequent three anniversaries thereafter, subject to his continued employment and subject to acceleration of vesting upon a change in control.

(3)
Dr. Ghoniem was granted a stock option award for 100,000 shares of Common Stock on June 13, 2011, with 25% of the shares vesting on June 13, 2012 and an additional 25% of the shares vesting on each of the subsequent three anniversaries thereafter, provided that Dr. Ghoniem serves as a director or consultant to the Company and subject to acceleration of vesting upon a change in control.

(4)
Mr. Devas was granted a stock option award for 100,000 shares of Common Stock on June 13, 2011, with 25% of the shares vesting on June 13, 2012 and an additional 25% of the shares vesting on each of the subsequent three anniversaries thereafter, provided that Mr. Devas serves as a director or consultant to the Company and subject to acceleration of vesting upon a change in control.

(5)
Mr. Meier was granted a stock option award for 100,000 shares of Common Stock on June 13, 2011, with 25% of the shares vesting on June 13, 2012 and an additional 25% of the shares vesting on each of the subsequent three anniversaries thereafter, provided that Mr. Meier serves as a director or consultant to the Company and subject to acceleration of vesting upon a change in control.

(6)
Mr. Giacinti was granted a stock option award for 100,000 shares of Common Stock on March 20, 2013, with 25% of the shares vesting on March 20, 2014 and an additional 25% of the shares vesting on each of the subsequent three anniversaries thereafter, provided that Mr. Giacinti serves as a director or consultant to the Company and subject to acceleration of vesting upon a change in control.

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

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

Mr. Hamblyn has a service agreement governed by and construed in accordance with the laws of England and Wales. Mr. Hamblyn’s service agreement includes a basic salary of £104,545 per annum for the performance of his duties. In addition, Mr. Hamblyn shall be entitled to receive f£550 per month to purchase benefits such as medical, pension and vehicle of his choosing, of which he shall provide appropriate evidence to the Company in respect of such benefits obtained. The Company, or Mr. Hamblyn, may terminate the employment by giving to the other six month notice in writing.

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

As of December 31, 2014, there were 4,305,000 outstanding option awards granted pursuant to the 2011 Stock Option and Incentive Plan, of which 2,721,250 had vested. Our option awards contain certain accelerated vesting due to acquisition provisions, which are described below. The option awards that would vest for each named executive officer if a change-in control were to occur are disclosed under the section titled “Outstanding Equity Awards at Fiscal Year-End”.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 30, 2015, certain information with respect to the beneficial ownership of the Company's Common Stock by (1) any person (including any “group” as set forth in Section 13(d)(3) of the Exchange Act, known by us to be the beneficial owner of more than 5% of any class of our Common Stock, (2) each director, (3) each of the named executive officers and (4) all of our current directors and executive officers as a group. The percentages in the following table are based on 65,747,100 shares of Common Stock issued and outstanding as of March 30, 2015, except as otherwise noted.

Name and address of beneficial owner	Number of Shares Beneficially Owned	% of Shares Beneficially Owned

5% Stockholders:
American DG Energy Inc. (1)	31,586,321	48.0%
RBC Cees Nominees Limited (2)(3)	8,351,297	12.5%
Nettlestone Enterprises Limited (4)(5)	6,484,814	9.9%

Directors & Officers: (6)
John N. Hatsopoulos (7)	3,098,691	4.7%
Barry J. Sanders (8)	1,500,400	2.2%
Gabriel J. Parmese (9)	55,500	*%
Paul J. Hamblyn (10)	675,000	1.0%
Dr. Ahmed F. Ghoniem (11)	75,000	*%
James C. Devas (12)	75,000	*%
Bruno Meier (13)	805,000	1.2%
Joan Giacinti (14)	1,700,000	2.6%
All executive officers and directors as a group (8 persons)	7,984,591	12.1%
*Less than 1.0%

(1)	The address of American DG Energy Inc. is 45 First Avenue, Waltham, Massachusetts 02451.

(2)
This number of shares beneficially owned is as of October 3, 2014 because it is based solely on a Schedule 13G filed by RBC Holdings (Channel Islands) Limited on October 13, 2014, or the RBC Schedule. RBC Holdings (Channel Islands) Limited reports shared voting power over 8,351,297 shares and shared dispositive power over 8,351,297 shares. The percent owned is based on the the number of shares as stated in the RBC Schedule and the number shares of common stock issued and outstanding as of March 30, 2015. Based on the information provided in the RBC Schedule, the address of RBC Holdings (Channel Islands) is: 19-21 Broad Street, St Helier, Jersey, Channel Islands, JE1 8PB.

EUROSITE POWER INC.

(3)
Includes 7,331,297 shares of common stock currently held, and the balance of the shares underlie three-year immediately exercisable warrants with a conversion price of $0.60, as reported on the RBC Schedule.

(4)
This number of shares beneficially owned is as of December 31, 2013 because it is based solely on a Schedule 13G/A filed by Nettlestone Enterprise Limited on February 14, 2014, or the Nettlestone Schedule. Nettlestone Enterprise Limited reports sole voting power over 6,484,814 shares and sole dispositive power over 6,484,814 shares. The percent owned is based on the number of shares as stated in the Nettlestone Schedule and the number shares of common stock issued and outstanding as of March 30, 2015. Based on the information provided in the Nettlestone Schedule, the address of Nettlestone Enterprise Limited is: P.O. Box 665 Roseneath, The Grange, St. Peter Port, Guernsey GY1-3SJ, Channel Islands.

(5)
Includes 300,000 shares of Common Stock issuable upon the conversion of the outstanding balance of a convertible promissory note, convertible within 60 days of February 14, 2014, as reported on the Nettlestone Schedule.

(6)	The address of the directors and officers listed in the table above is: c/o EuroSite Power Inc., 45 First Avenue, Waltham, Massachusetts 02451.

(7)
Includes: (a) 1,871,294 shares of our common stock directly held by John N. Hatsopoulos; (b) 50,000 shares of our common stock held jointly by John N. Hatsopoulos and his wife, Patricia L. Hatsopoulos; (c) 10,000 shares of our common stock held jointly by John N. Hatsopoulos and his wife, Patricia L. Hatsopoulos as joint tenants with rights of survivorship, each of whom share voting and investment power; (d) 92,000 shares of our common stock held by Pat Limited, a company incorporated in the Commonwealth of The Bahamas controlled by John N. Hatsopoulos; (e) 79,398 shares owned by Mr. Hatsopoulos’s spouse; (f) 7,500,000 shares of our common stock held by The John N. Hatsopoulos Family Trust 2011 for the benefit of: (1) Patricia L. Hatsopoulos, (2) Alexander J. Hatsopoulos, and (3) Nia Marie Hatsopoulos, for which Mr. John N. Hatsopoulos and Mrs. Patricia L. Hatsopoulos are the co-trustees; warrants to purchase 144,000 shares within 60 days of March 30, 2015; and (g) options to purchase 100,000 shares of common stock exercisable within 60 days of March 30, 2015.

(8)	Includes options to purchase 1,500,000 shares of common stock exercisable within 60 days of March 30, 2015.

(9)	Includes options to purchase 55,000 shares of common stock exercisable within 60 days of March 30, 2015.

(10)	Includes options to purchase 675,000 shares of common stock exercisable within 60 days of March 30, 2015.

(11)	Includes options to purchase 75,000 shares of common stock exercisable within 60 days of March 30, 2015.

(12)	Includes options to purchase 75,000 shares of common stock exercisable within 60 days of March 30, 2015.

(13)	Includes options to purchase 75,000 shares of common stock exercisable within 60 days of March 30, 2015.

(14)	Includes options to purchase 50,000 shares of common stock exercisable within 60 days of March 30, 2015.

Equity Compensation Plans

The following table provides information as of December 31, 2014, regarding common stock that may be issued under the company’s equity compensation plans. Information is included for both equity compensation plans approved by the company’s stockholders and not approved by the company’s stockholders (which date back to before the company became a reporting company under the Exchange Act).

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in second column)

Equity compensation plans approved by security holders	4,305,000	$0.87	195,000

Equity compensation plans not approved by security holders	—	$—	—
Total	4,305,000	$0.87	195,000

For more information on our equity compensation plans and relations with our management generally, please see Item 11 - “Executive Compensation.”

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The Company expects to purchase the majority of its energy equipment from American DG Energy, its parent. As of December 31, 2014, American DG Energy owns 50.1% of the Common Stock of the Company. American DG Energy

EUROSITE POWER INC.

purchases energy equipment primarily from Tecogen, an affiliate of the Company, which manufactures natural gas, engine-driven commercial and industrial cooling and cogeneration systems, and from Ilios, a majority owned subsidiary of Tecogen which is developing a line of ultra-high-efficiency heating products, such as a high efficiency water heater, that provides twice the efficiency of conventional boilers, based on management estimates, for commercial and industrial applications utilizing advanced thermodynamic principles.

American DG Energy, Tecogen and Ilios, are affiliated companies by virtue of common ownership. Specifically, as of December 31, 2014, John N. Hatsopoulos who is the Chairman of the Company is: (a) the Co-Chief Executive Officer and a director of American DG Energy and holds 9.3% of their common stock, (b) the Chief Executive Officer and a director of Tecogen and holds 23.5% of their common stock, and (c) a director of Ilios and holds 7.2% of their common stock. Dr. George N. Hatsopoulos, who is John N. Hatsopoulos’ brother: (a) holds 13.0% of American DG’s common stock, (b) holds 22.5% of Tecogen's common stock, and (c) holds 3.1% of Ilios's common stock.

American DG Energy signed a Facilities and Support Services Agreement with Tecogen on January 1, 2006, as amended. The term of the agreement is 1 year. Certain portions of the agreement, including office space allocation, are renewed and restated annually upon mutual written agreement. It was most recently restated on August 8, 2014.

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

Barry J. Sanders, was the Company’s Chief Executive Officer, and was also the President and Chief Operating Officer of American DG Energy until February 6, 2015. He devoted part of his business time to the affairs of American DG Energy. His salary was paid by American DG Energy but a portion was reimbursed by the Company according to the requirements of the business in a given week. On average, Mr. Sanders spent approximately 25% of his business time on the affairs of the Company, but such amount varied widely depending on the needs of the business.

Gabriel Parmese, the Company’s Chief Financial Officer, devotes part of his business time to the affairs of American DG Energy. His salary is paid by American DG Energy but a portion is reimbursed by the Company according to the requirements of the business in a given week. On average, Mr. Parmese spends approximately 15% of his business time on the affairs of the Company, but such amount varies widely depending on the needs of the business and is expected to increase as the business of the Company develops.

The Company’s headquarters are located in Waltham, Massachusetts and consist of 3,282 square feet of office and storage space that is subleased from Tecogen by our parent, American DG Energy, and such space is shared with American DG Energy. American DG Energy is not currently charging the Company for utilizing its share of office space in the United States since it is insignificant in nature. The Company believes that its facilities are appropriate and adequate for its current needs.

The Company has entered into agreements with related parties regarding its issuance of convertible debt. These agreements and the related convertible debt are more particularly described under Item 5 - “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Recent Sales of Unregistered Securities.”

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

Ownership of a significant amount of the Company’s stock, by itself, does not constitute a material relationship. For relationships not covered by the NYSE MKT standards, the determination of whether a material relationship exists shall be made by the other members of the Board of Directors who are independent (as defined above).

Under the Company’s independence standards, the following directors are independent: Mr. Bruno Meier, Mr. Ahmed F. Ghoniem, Mr. James Devas and Mr. Joan Giacinti.

Item 14. Principal Accountant Fees and Services.

EUROSITE POWER INC.

The following table summarizes fees billed to the Company by Wolf & Company, P.C. and McGladrey LLP for 2014 and 2013, respectively, for professional services rendered for the periods ending December 31, 2014 and December 31, 2013:

Audit Fees	2014	2013
McGladrey LLP Audit Fees	$14,616	$65,000
McGladrey LLP Audit-Related Fees	—	$5,575
Wolf & Company, P.C. Audit Fees	$46,575	—
McGladrey LLP Tax Fees	$1,500	—
All Other Fees	—	—
Total	$62,691	$70,575

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

Audit Committee Approval of Fees. Our Audit Committee approved all audit-related fees listed above provided by McGladrey LLP and Wolf & Company, P.C. to us during the year ended December 31, 2014.

EUROSITE POWER INC.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	Index To Financial Statements and Financial Statements Schedules:

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets as of December 31, 2014 and December 31, 2013

Consolidated Statements of Operations for the years ended December 31, 2014 and December 31, 2013

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2014 and December 31, 2013

Consolidated Statements of Cash Flows for the years ended December 31, 2014 and December 31, 2013

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

4.5
Registration Rights Agreement among the Company and each of the holders of the Company’s 4% Senior Convertible Notes due 2018, dated as of April 15, 2014 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K originally filed with the SEC on April 21, 2014).

4.6
Form of Stock Option Agreement under The UK Sub-Plan to the EuroSite Power Inc. 2011 Stock Incentive Plan (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, originally filed with the SEC on August 28, 2014).

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

10.3*
Service Agreement by and between EuroSite Power Limited and Paul J. Hamblyn, dated July 18, 2011 (incorporated by reference to Exhibit 10.7 to the Amendment No. 1 to the Company’s Form 10, as amended, originally filed with the SEC on September 23, 2011).

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

10.7
Facilities, Support Services, and Business Agreement, dated August 8, 2014, between Tecogen Inc. and American DG Energy Inc. (incorporated by reference to Exhibit 10.1 of American DG Energy Inc.'s Quarterly Report on Form 10-Q, as filed with the SEC on August 14, 2014.)

10.8	Note Exchange Agreement, dated February 20, 2014 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 25, 2014).

EUROSITE POWER INC.

10.9
Note due 2019 issued by the Company to John N. Hatsopoulos, dated September 19, 2014, (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the SEC on September 23, 2014).

10.10
Amended and Restated Promissory Note due 2019 by the Company to John Hatsopoulos, dated December 30, 2014 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the SEC on January 2, 2015).

10.11
Convertible Note Amendment Agreement, dated October 3, 2014, among the Company, American DG, John N. Hatsopoulos, and certain investors (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the SEC on October 6, 2014).

10.12	Form of Convertible Note Conversion Agreement (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed with the SEC on October 6, 2014).

10.13
Convertible Note Noteholder's Agreement among the Company, American DG Energy and the convertible note holders of the Company’s 4% Senior Convertible Notes due 2015, dated June 14, 2013 (incorporated by reference to exhibit 10.2 of the Company’s Current Report on Form 8-K originally filed with the SEC on June 18, 2013).

10.14
Registration Rights Agreement among the Company and each of the holders of the Company’s 4% Senior Convertible Notes due 2015, dated June 14, 2013 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K originally filed with the SEC on June 18, 2013).

10.15	Form of Subscription Agreement, dated November 21, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K originally filed with the SEC on November 26, 2012).

10.16
Amended and Restated Placement Agency Agreement between the Company and Scarsdale Equities LLC, dated November 12, 2012 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q originally filed with the SEC on November 14, 2012).

10.17
Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 originally filed with the SEC on August 20, 2012).

10.18
Placement Agency Agreement between the Company and Merriman Capital Inc., dated August 6, 2012 (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 originally filed with the SEC on August 20, 2012).

10.19
Placement Agency Agreement between the Company and Merriman Capital Inc., dated June 19, 2012 (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 originally filed with the SEC on July 11, 2012).

10.20
Subscription Agreement with Warrant Attached, dated October 8, 2014 between the Company and Benjamin Zvi Melkman (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the SEC on October 8, 2014).

10.21
Subscription Agreement, dated April 15, 2014 between the Company and In Holdings Corp. (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K originally filed with the SEC on April 21, 2014).

10.22	Form of Subscription Agreement, dated June 14, 2013 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K originally filed with the SEC on June 18, 2013).

10.23
Subscription Agreement, dated April 24, 2014 between the Company and Nettlestone Enterprises Limited (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K originally filed with the SEC on April 24, 2014).

EUROSITE POWER INC.

10.24
4% Senior Convertible Note due 2018, issued by the Company to Nettlestone Enterprises Limited (incorporated by reference to Exhibit 10.1 of the Company's Current Reports on Form 8-K filed with the SEC on April 24, 2014).

10.25
Subscription Agreement, dated April 15, 2014 between the Company and John N. Hatsopoulos (incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K originally filed with the SEC on April 24, 2014).

10.26
4% Senior Convertible Note due 2018, issued by the Company to John N. Hatsopoulos (incorporated by reference to Exhibit 10.3 of the Company's Current Reports on Form 8-K filed with the SEC on April 24, 2014).

10.27
Form of Subscription Agreement between the Company and holders of the Company’s 4% Senior Convertible Notes due 2018 (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K originally filed with the SEC on May 20, 2014).

10.28
4% Senior Convertible Note due 2018, issued by the Company to John N. Hatsopoulos (incorporated by reference to Exhibit 10.1 of the Company's Current Reports on Form 8-K filed with the SEC on May 20, 2014).

10.29
4% Senior Convertible Note due 2018, issued by the Company to In Holdings Corp. (incorporated by reference to Exhibit 10.1 of the Company's Current Reports on Form 8-K filed with the SEC on April 21, 2014).

10.30
Subscription Agreement with Warrant Attached, dated November 12, 2014 between the Company and BWCI Pension Trustees Limited, as trustees of the Deutsche Bank Group (incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K filed with the SEC on November 1 8, 2014).

10.31*
Separation and Release of Claims Agreement, dated February 6, 2015, between the Company, American DG Energy, Tecogen, Illios and Barry Sanders (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the SEC on February 9, 2015).

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Form 10, as amended, originally filed with the SEC on August 16, 2011).

21.1	List of subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Form 10, as amended, originally filed with the SEC on August 16, 2011).

23.1#	Consent of Wolf and Company, P.C.

23.2#	Consent of McGladrey LLP.

31.1#	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2#	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer (Furnished herewith).

101.1#
The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders' Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements, tagged as blocks of text and in detail.

________________________________________

#	Filed herewith.

*	Management contract or compensatory plan or agreement.

EUROSITE POWER INC.

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

EUROSITE POWER INC.
(Registrant)

By: /s/ John N. Hatsopoulos
Chairman of the Board and Director
(Acting Principle Executive Officer)

By: /s/ Gabriel Parmese
Chief Financial Officer, Secretary and Treasurer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John N. Hatsopoulos	Chairman of the Board and Director	March 31, 2015
John N. Hatsopoulos	(Acting Principle Executive Officer)

/s/ Gabriel Parmese	Treasurer, Secretary and Chief Financial Officer	March 31, 2015
Gabriel Parmese	(Principal Financial and Accounting Officer)

/s/ Ahmed F. Ghoniem	Director	March 31, 2015
Ahmed F. Ghoniem

/s/ James C. Devas	Director	March 31, 2015
James C. Devas

/s/ Bruno Meier	Director	March 31, 2015
Bruno Meier

/s/ Joan Giacinti	Director	March 31, 2015
Joan Giacinti

EUROSITE POWER INC.

Reports of Independent Registered Public Accounting Firms
To the Board of Directors and Stockholders of

EuroSite Power Inc.

We have audited the accompanying consolidated balance sheet of EuroSite Power Inc. and subsidiaries (the “Company”) as of December 31, 2014 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform our audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit procedures provide a reasonable basis for our opinion.

In our opinion, the 2014 consolidated financial statements referred to above, present fairly, in all material respects, the consolidated financial position of EuroSite Power Inc. and subsidiaries as of December 31, 2014 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ WOLF & COMPANY, P.C.

Boston, Massachusetts
March 31, 2015

EUROSITE POWER INC.

To the Board of Directors and Stockholders of

EuroSite Power Inc.

We have audited the accompanying consolidated balance sheet of EuroSite Power Inc. (the “Company”) as of December 31, 2013, and the related consolidated statement of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of EuroSite Power Inc. at December 31, 2013 and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey LLP

Boston, Massachusetts
April 9, 2014

EUROSITE POWER INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$3,776,852	$1,519,602
Accounts receivable	152,664	153,514
Value added and other tax receivable	72,202	3,541
UK energy tax incentives receivable	648,917	—
Inventory	99,925	385,660
Other current assets	33,655	52,957
Total current assets	4,784,215	2,115,274
Property, plant and equipment, net	6,348,905	4,030,330
Other assets, long term	16,764	20,428
TOTAL ASSETS	$11,149,884	$6,166,032

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$338,067	$202,631
Accrued expenses and other current liabilities	130,252	71,080
Total current liabilities	468,319	273,711
Long-term liabilities:
Convertible debentures	1,645,444	1,800,000
Convertible debentures due to related parties	987,266	2,200,000
Loan - related party	3,000,000	—
Total liabilities	6,101,029	4,273,711
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 65,747,100 and 56,747,100 issued and outstanding at December 31, 2014 and December 31, 2013, respectively	65,747	56,747
Additional paid-in capital	12,147,005	6,690,610
Accumulated deficit	(7,163,897)	(4,855,036)
Total stockholders’ equity	5,048,855	1,892,321
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,149,884	$6,166,032

The accompanying notes are an integral part of these consolidated financial statements

EUROSITE POWER INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31,

	2014	2013
Revenues
Energy revenues	$1,486,154	$835,618
Turnkey & other revenues	91,719	3,261
	1,577,873	838,879
Cost of sales
Fuel, maintenance and installation	1,280,235	698,763
Site impairment	196,672	—
Depreciation expense	322,377	64,535
	1,799,284	763,298
Gross profit (loss)	(221,411)	75,581
Operating expenses
General and administrative	877,097	963,690
Selling	491,734	522,360
Engineering	111,798	157,451
	1,480,629	1,643,501
Loss from operations	(1,702,040)	(1,567,920)
Other income (expense)
Interest and other income	12,682	5,286
Interest expense	(46,510)	(105,745)
Debt conversion inducement expense	(508,333)	—
Loss on extinguishment of convertible debt	(713,577)	—
	(1,255,738)	(100,459)
Loss before income taxes	(2,957,778)	(1,668,379)
Benefit for income taxes	648,917	—
Net loss	$(2,308,861)	$(1,668,379)

Net loss per share - basic and diluted	$(0.04)	$(0.03)
Weighted-average shares outstanding - basic and diluted	58,889,600	56,747,100

The accompanying notes are an integral part of these consolidated financial statements

EUROSITE POWER INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock $0.001 Par Value
	Number of Shares		Amount		Additional Paid-In Capital		Accumulated Deficit		Total Stockholders' Equity
Balance at December 31, 2012	56,747,100		$56,747		$6,472,697		$(3,186,657)		$3,342,787

Stock-based compensation expense	—		—		217,913		—		217,913
Net loss	—		—		—		(1,668,379)		(1,668,379)
Balance at December 31, 2013	56,747,100		56,747		6,690,610		(4,855,036)		1,892,321

Sale of common stock, net of costs	3,000,000	—	3,000	—	1,486,329	—	—	—	1,489,329
Stock repurchase	(100,000)		(100)		(42,902)		—		(43,002)
Conversion of debentures to common stock	6,100,000		6,100		3,847,969		—		3,854,069
Stock-based compensation expense	—		—		164,999		—		164,999
Net loss	—		—		—		(2,308,861)		(2,308,861)
Balance at December 31, 2014	65,747,100		$65,747		$12,147,005		$(7,163,897)		$5,048,855

The accompanying notes are an integral part of these consolidated financial statements

EUROSITE POWER INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31,

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,308,861)	$(1,668,379)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash debt conversion inducement expense	508,333	—
Depreciation and amortization	327,806	75,418
Loss on extinguishment of debt	713,577	—
Non-cash site impairments	196,672	—
Amortization of convertible debt premium	(109,332)	—
Amortization of deferred financing	784	—
Stock-based compensation	164,999	217,913
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	850	(145,071)
Value added tax receivable	(68,661)	177,676
Accrued UK tax energy incentives	(648,917)	—
Inventory	285,735	788,069
Prepaid and other current assets	(38,578)	(42,663)
Other assets, long term	(15,039)	(20,428)
Increase (decrease) in:
Accounts payable	135,436	(1,133)
Due to related party	—	(124,206)
Accrued expenses and other current liabilities	59,172	8,695
Net cash used in operating activities	(796,024)	(734,109)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,843,053)	(2,578,800)
Net cash used in investing activities	(2,843,053)	(2,578,800)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net of costs	1,489,329	—
Share repurchases	(43,002)	—
Proceeds from related party loan	3,000,000	1,100,000
Proceeds from convertible debentures	1,450,000	2,900,000
Net cash provided by financing activities	5,896,327	4,000,000
Net increase in cash and cash equivalents	2,257,250	687,091
Cash and cash equivalents, beginning of the year	1,519,602	832,511
Cash and cash equivalents, end of the year	$3,776,852	$1,519,602
Supplemental disclosures of cash flows information:
Cash paid or received during the year for:
Interest	$121,367	$98,634
Non-cash investing and financing activities:
Related party loan exchanged for convertible debentures	—	$1,100,000
Convertible debentures exchanged for common stock	$3,345,736	$0
The accompanying notes are an integral part of these consolidated financial statements

EUROSITE POWER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company was incorporated as a Delaware corporation on July 9, 2010 as a subsidiary of American DG Energy Inc., or American DG Energy, to introduce American DG Energy’s On-Site Utility solution into the United Kingdom and the European market. All of the Company’s revenue is generated in the United Kingdom.  All of the Company’s long lived assets are located in the United Kingdom.

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with accounting principals generally accepted in the United States of Americas (GAAP) and include the accounts of the Company and its wholly-owned subsidiary EuroSite Power Limited, a United Kingdom registered Company. On July 9, 2010, American DG Energy invested $45,000 in exchange for 45 million shares of the Company’s common stock, par value $0.001 per share, or Common Stock, and obtained a controlling interest in the Company. Also on July 9, 2010, Nettlestone Enterprises Limited, invested $5,000 in exchange for 5 million shares of the Company’s Common Stock. As of December 31, 2014 American DG Energy owned an 50.1% interest in the Company and consolidates the Company into its financial statements in accordance with GAAP.

The Company’s operations are comprised of one primary business segment. The Company’s business is to sell energy in the form of electricity, heat, hot water and cooling to its customers under long-term sales agreements. Occasionally the company will sell equipment or services to interested parties.

The Company has experienced total net losses since inception of $7.2 million. For the foreseeable future, the Company expects to experience continuing operating losses and negative cash flows from operations as its management executes its current business plan. The Company believes that its existing resources, including cash and cash equivalents, future cash flow from operations, its ability to control certain costs, including those related to general and administrative expenses, and the use of capital from its parent company, will be sufficient to meet the working capital requirements of its existing business for the foreseeable future, including the next 12 months; however, as the Company continues to grow its business by adding more energy systems, the cash requirements will increase. Beyond March 31, 2016, the Company may need to raise additional capital through a debt financing or use capital provided by its parent to meet its operating and capital needs. There can be no assurance, however, that the Company will be successful in these fund-raising efforts or that additional funds will be available on acceptable terms, if at all.

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

As a by-product of the energy business, in some cases, the customer may choose to have the Company construct the system for them rather than have it owned by the Company. In this case, the Company will account for revenue, or turnkey revenue, and costs using the percentage-of-completion method of accounting. Under the percentage-of-completion method of accounting, revenues are recognized by applying percentages of completion to the total estimated revenues for the respective contracts. Costs will be recognized as incurred. The percentages of completion are determined by relating the actual cost of work performed to date to the current estimated total cost at completion of the respective contracts. When the estimate on a contract indicates a loss, the Company records the entire expected loss, regardless of the percentage of completion. The excess of contract costs and profit recognized to date on the percentage-of-completion accounting method in excess of billings will be recorded as unbilled revenue. Billings in excess of related costs and estimated earnings will be recorded as deferred revenue, included in accrued expense and other current liabilities.

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

Concentrations and Credit Risk

Financial instruments, which potentially subject the Company to concentrations and credit risk, consist of highly liquid cash equivalents. The Company has cash balances in certain financial institutions in amounts which occasionally exceed current deposit insurance limits. The financial stability of these institutions is continually reviewed by senior management. As of December 31, 2014, the Company had a balance of $3,776,852 in cash and cash equivalents and short-term investments. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

In 2014, one customer accounted for 34% of the Company's revenues, a second customer accounted for 27% of revenues, and a third customer accounted for 15% of revenues, compared to 2013 where one customer accounted for 39% of revenues, a second customer accounted for 33% of revenues and a third customer accounted for 15% of revenues.

Accounts Receivable

The Company maintains receivable balances with its customers. The Company reviews its customers’ credit history before extending credit and generally does not require collateral. An allowance for doubtful accounts is established based upon factors surrounding the credit risk of specific customers, historical trends and other information. Bad debt is written off against the allowance for doubtful accounts when identified by management. As of year-end, the Company has not identified any accounts that require a bad debt allowance.

EUROSITE POWER INC.

Inventory

Inventories are stated at the lower of cost, on a first-in, first-out basis or market. Inventory is reviewed periodically for slow-moving and obsolete items.

Supply Concentrations

The majority of the Company’s entire energy generation unit purchases for the periods ending December 31, 2014 and 2013, respectively, were from one vendor (see “Note 5 - Related parties”). The Company believes there are sufficient alternative vendors available to ensure a constant supply of cogeneration units on comparable terms. The Company believes there are sufficient alternative vendors available to ensure a constant supply of maintenance and installation services on comparable terms. However, in the event of a change of vendor, there could be a delay in installation or maintenance services.

Property, Plant and Equipment

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method at rates sufficient to write off the cost of the applicable assets over their estimated useful lives. Repairs and maintenance are expensed as incurred.

The Company reviews the useful life of its energy systems on a quarterly basis or whenever events or changes in business circumstances indicate that the carrying value of the assets may not be fully recoverable or that the useful lives of the assets will no longer be appropriate. The Company evaluates the recoverability of its long-lived assets when potential impairment is indicated by comparing the remaining net book value of the assets to the estimated future undiscounted cash flows attributable to such assets. The useful life of the Company’s energy systems is the lesser of the economic life of the asset or the term of the underlying contract with the customer, typically 12 to 15 years. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. During 2014, the Company recorded asset impairment losses totaling $196,672 relating to certain of its energy systems as a result of changing or unexpected conditions with respect to the energy systems which impact the estimated future cash flows. The conditional changes impacting the estimated future cash flows related to these assets resulted from changes in the level of demand for electricity and/or hot water at particular installations, finalization of start-up period customization at particular installations and/or price changes in electrical and natural gas rates, all of which impacted estimated future cash flows.

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date based on the estimated fair value of the award and is recognized as an expense in the consolidated statements of operations over the requisite service period. The fair value of stock options granted is estimated using the Black-Scholes option pricing valuation model. The Company recognizes compensation on a straight-line basis for each separately vesting portion of the option award. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility was calculated based on the average volatility of 4 companies in the same industry as the Company. The average expected life is estimated using the simplified method for “plain vanilla” options. The simplified method determines the expected life in years based on the vesting period and contractual terms as set forth when the award is made. The Company uses the simplified method for awards of stock-based compensation since it does not have the necessary historical exercise and forfeiture data to determine an expected life for stock options. The risk-free interest rate is based on United States Treasury zero-coupon issues with a remaining term which approximates the expected life assumed at the date of grant. When options are exercised, the Company normally issues new shares.

See “Note 4 – Stockholders’ equity” for a summary of the stock option activity under our 2011 Stock Incentive Plan, as amended, and the UK Sub-Plan for the periods ending December 31, 2014 and 2013, respectively.

Loss per Common Share

The Company computes basic loss per share by dividing net loss for the period by the weighted-average number of shares of Common Stock outstanding during the period. The Company computes its diluted earnings per common share using the treasury stock method. For purposes of calculating diluted earnings per share, the Company considers its shares issuable in connection with stock options, warrants and debentures to be dilutive Common Stock equivalents when the exercise price is less than the average fair market value of the Company’s Common Stock for the period. For the period ending December 31, 2014, the Company excluded 11,305,000 anti-dilutive shares resulting from exercise of stock options, warrants

EUROSITE POWER INC.

and convertible debentures, and for the period ended December 31, 2013, the Company excluded 8,025,000 anti-dilutive shares resulting from the exercise of stock options and warrants. All shares issuable for both periods were anti-dilutive because of the reported net loss.

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

The Company files income tax returns in U.S. federal jurisdiction and a foreign jurisdiction. Due to the Company's NOL carryforward, the IRS can audit for the years 2010 through 2013. The IRS has the ability to audit the deduction for net operating losses in the year taken. We do not have an IRS audit underway at this time.
The Company uses a comprehensive model for the recognition, measurement and financial statement disclosure of uncertain tax positions. Unrecognized benefits are the differences between tax positions taken, or expected to be taken in tax returns and the benefits recognized for accounting purposes.

Fair Value of Financial Instruments

The Company’s financial instruments are cash and cash equivalents and convertible debentures. The recorded values of cash and cash equivalents approximate their fair values based on their short-term nature. The carrying value of the convertible debentures and related party loans on the balance sheet at December 31, 2014 approximates fair value as the terms approximate those currently available for similar instruments.

New Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and the International Financial Reporting Standards. This guidance supersedes previously issued guidance on revenue recognition and gives a five-step process an entity should follow so that the entity recognizes revenue that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This new guidance will be effective for our fiscal 2017 reporting period and must be applied either retrospectively during each prior reporting period presented or retrospectively with the cumulative effect of initially applying this guidance recognized at the date of the initial application. Early adoption is not permitted. The Company is currently evaluating the impact of the adoption of this ASU on our consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15 "Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern". The new standard provides guidance around management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The adoption of this ASU is not expected to have a material impact on our consolidated financial statements.

Note 2 — Inventory:

As of December 31, 2014 and 2013, the Company had $99,925 and $385,660, respectively, in inventory which consisted of finished goods. As of December 31, 2014 and 2013, there were no reserves recorded against inventory.

EUROSITE POWER INC.

Note 2A — Property, plant and equipment:

Property, plant and equipment consist of the following as of December 31, 2014 and December 31, 2013, respectively:

	2014	2013
Energy systems	$5,663,510	$3,617,410
Computer equipment and software	10,585	10,585
Vehicles	—	17,121
	5,674,095	3,645,116
Less -- accumulated depreciation	(385,035)	(88,549)
	5,289,060	3,556,567
Construction in progress	1,059,845	473,763
	$6,348,905	$4,030,330

Depreciation expense was $327,806 and $75,418, for the years ended December 31, 2014 and 2013, respectively.

Note 3 - Financing activities:

On February 26, 2013, the Company issued a promissory note in the amount of $1,100,000 to American DG Energy, its parent. Under the terms of the agreement, the Company is required to pay interest at a rate of 6% per annum payable quarterly in arrears.

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

EUROSITE POWER INC.

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

On February 20, 2014, the Company entered into a Note Exchange Agreement with American DG Energy and other investors whereby the parties agreed to exchange the $4,000,000 of 4.00% Senior Unsecured Convertible Notes Due 2015 for New Notes. The effect of the Note Exchange Agreement (a) extended the maturity date from June 14, 2015 to June 14, 2017, (b) adjusted the conversion price of the notes which changed from 1,000 shares of the Company’s common stock for each $1,000 of principal converted to 1,667 shares of the Company’s common stock for each $1,000 of principal converted, and (c) eliminated the Holders’ options to extend the Notes.  Management analyzed the impact of the Note Exchange Agreement and determined that the Notes and the New Notes were substantially different and, as a result, has recognized a loss on extinguishment of $713,577 to recognize the excess of the fair value of the New Notes that were issued in the exchange over the carrying value of the Notes surrendered as well as debt issue costs. As a result of the application of extinguishment accounting, the Company has recorded the New Notes at fair value as of the date of the exchange. Because fair value of the New Notes is $4,656,000 and the carrying value is $4,000,000, a premium of $656,000 was established. The Company will apply the interest method of accounting to amortize the premium over the life of the New Notes. The fair value of the New Notes was determined using a binomial lattice model.  The following table provides quantitative information used in the valuation of the fair value measurement, including the assumptions for the significant unobservable inputs used in the binomial lattice model valuation:

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

On April 15, 2014, April 24, 2014, May 20, 2014 and June 9, 2014, the Company, entered into a subscription agreements with European investors, a principal owner of the Company and John Hatsopoulos, a related party and chairman of the Company's Board of Directors, for the sale of a 1,450,000, of 4% Senior Convertible Notes due 2018. The Notes will mature in four years and will accrue interest at the rate of 4% per annum payable on a semi-annual basis. At the holder’s option, the Notes may be converted into shares of the Company’s common stock at a conversion price of $0.60 per share, subject to adjustment in certain circumstances. The proceeds of the notes will be used in connection with the development and installation of current and new energy systems, business development and for general corporate purposes.

On October 3, 2014, the Company, entered into convertible note amendment agreements, or the Note Amendment Agreements, with American DG Energy, John N. Hatsopoulos and a principal owner of the Company, as well as certain separate convertible note conversion agreements, or the Note Conversion Agreements, with certain other investors, which eliminated $3,050,000 of the Company's convertible notes.

EUROSITE POWER INC.

Among other things, the Note Amendment Agreements provided for the conversion, in full, of the principal amount of certain of the Company’s New Notes, originally issued on February 20, 2014 and 4% Senior Convertible Notes Due 2018, originally issued on April 24, 2014, the Notes and the 2014 Notes, or collectively the Converted Notes, in an aggregate principal amount of $3,050,000, pursuant to which the holders of such Converted Notes, or the Holders, agreed to convert, in full, the principal amount of the Converted Notes. In connection with the conversion, the Converted Notes were cancelled and the Holders were issued 6,100,000 shares of the Company’s common stock at a conversion price of $.50 per share, with any accrued but unpaid interest paid in cash.

The conversion price of $.50 per share was less than the $.60 per share that was contractually provided for on the convertible debentures. Accordingly, in accordance with ASC 470-20-40, this transaction was accounted for as an inducement conversion with the fair value of the incremental shares issued being recognized as an expense. The Company recognized debt conversion inducement expense of $508,333 in connection with the conversions.

American DG Energy guarantees (the “Guarantees”), all of the Company's remaining notes on a subordinated basis. Among other things, the Guarantees provide that, in the event of the Company's failure to pay principal or interest on the notes, the holder of such notes, on the terms and conditions set forth in the notes, may proceed directly against American DG Energy, as guarantor, to enforce the Guarantee. These securities were offered and sold to the Investors in private placement transactions made in reliance upon exemptions from registration pursuant to Section 4(a)(2) under the Securities Act of 1933 and Rule 506 promulgated thereunder. The Investors are accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

The face amount of convertible debentures and the related premium or discount are as follows as of December 31, 2014 and 2013, respectively:

2014
Face amount, 4% notes	$2,400,000
Premium	232,710
Total	$2,632,710

2013
Face amount	$4,000,000
Total	$4,000,000

On September 19, 2014, John Hatsopoulos, the Chairman of the board of directors of the Company, loaned the Company $3,000,000 without interest pursuant to a promissory note (the "Loan"). The Loan matures upon a substantial capital raise or on September 19, 2019. Prepayment of principal may be made at any time without penalty. The proceeds of the Loan will be used in connection with the development and installation of current and new energy systems in the United Kingdom and Europe. On December 30, 2014, the Company amended and restated the existing promissory note to provide for interest at a rate of 1.85%.

See Note 4 "Stockholders equity" for equity related financing activities.

Note 4 — Stockholders’ equity:

Common Stock

On October 8, 2014, the Company entered into a subscription agreement with an European investor, pursuant to which the investor purchased 2,000,000 shares of the Company’s common stock and a three-year warrant to purchase up to 2,000,000 shares of the Company’s common stock with an exercise price of $0.60 per share for an aggregate purchase price of $1,000,000. The securities of the Company described therein have not been registered under the Securities Act of 1933 in reliance on the exemption contained therein in Section (4)(a)(2) and/or the Rule 506(b) exemption thereunder and/or Regulation S thereunder.

On November 12, 2014, the Company entered into a subscription agreement with a European investor, pursuant to which the investor purchased 1,000,000 shares of the Company’s common stock and a three-year warrant to purchase up to 1,000,000 shares of the Company’s common stock with an exercise price of $0.60 per share for an aggregate purchase price

EUROSITE POWER INC.

of $500,000. The securities of the Company described therein have not been registered under the Securities Act of 1933 in reliance on the exemption contained therein in Section (4)(a)(2) and/or the Rule 506(b) exemption thereunder and/or Regulation S thereunder.

The holders of common stock have the right to vote their interest on a per-share basis. At December 31, 2014, there were 65,747,100 shares of common stock outstanding.

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

Stock options vest based upon the terms within the individual option grants, usually over a four-year period with an acceleration of the unvested portion of such options upon a liquidity event, as defined in the Company’s stock option agreement. The options are not transferable except by will or domestic relations order. The option price per share under the Amended Plan is not less than the fair value of the shares on the date of the grant. The number of securities remaining available for future issuance under the Amended Plan was 195,000 at December 31, 2014.

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

The weighted average grant date fair value of all options granted in 2013 was $0.25 and the total fair value of all grants was $109,937.

During 2014, the Company granted 520,000 options with a weighted average exercise price of $0.65, exercise prices between $0.40 and $0.89, vesting schedules of 4 years and expiration in 10 years. The assumptions used in Black-Scholes option pricing model included an expected life of 6.25 years, a weighted average risk-free interest rate of 2.1% and a weighted average expected volatility of 34.4% The weighted average grant date fair value of all grants in 2014 was $0.25 and the total fair value of all grants was $129,083.

Of this options granted in 2014, 220,000 were granted to an officer with an exercise price of $0.89 and the Black-Scholes option pricing model assumptions included an expected life of 6.25 years, a risk-free interest rate of 2.18% and an expected volatility of 35.1%, leading to a total fair value of $75,358. In addition, during 2014, 200,000 options were granted to an executive with an exercise price of $0.52 and the Black-Scholes option pricing model assumptions included an expected life of 6.25 years, a risk-free interest rate of 2.02% and an expected volatility of 34.9%, leading to a total fair value of $39,530. The remaining 100,000 options granted during 2014 were granted to an executive with an exercise price of $0.40 and the Black-Scholes option pricing model assumptions included an expected life of 6.25 years, a risk-free interest rate of 2.11%  and an expected volatility of 31.7%, leading to a total fair value of $14,194.

At December 31, 2014, the Company had 4,305,000 options outstanding and recognized employee non-cash compensation expense of $164,999 related to the issuance of those stock options for the year ended December 31, 2014. At December 31, 2014, the total compensation cost related to unvested stock option awards not yet recognized was $139,559. This amount will be recognized over the weighted average service period of 1.61 years.

Stock option activity for the year ended December 31, 2014 was as follows:

EUROSITE POWER INC.

Common Stock Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Outstanding, December 31, 2013	4,025,000	$0.87	7.58 years	$74,000
Granted	520,000	0.65
Exercised	—	—
Canceled	(240,000)	0.49
Expired	—	—		—
Outstanding, December 31, 2014	4,305,000	$0.87	6.8 years	$9,800
Exercisable, December 31, 2014	2,721,250	$0.90		$—
Vested and expected to vest, December 31, 2014	4,305,000	$0.87		$9,800

The aggregate intrinsic value of options outstanding as of December 31, 2014 is calculated as the difference between the exercise price of the underlying options that were in-the-money as of that date and the fair market value of the common stock as determined by the Company using ASC 820 as guidance on the definition of fair market value. Options that were not in-the-money as of that date, and therefore have a negative intrinsic value, have been excluded from this amount.

Note 5 — Earnings per share:

Basic and diluted earnings per share for the years ended December 31, 2014 and 2013 were as follows:

	2014	2013
Earnings per share
Loss available to stockholders	$(2,308,861)	$(1,668,379)

Weighted average shares outstanding - Basic and diluted	58,889,600	56,747,100
Basic and diluted loss per share	$(0.04)	$(0.03)
Anti-dilutive shares:
Shares underlying warrants outstanding	3,000,000	—
Shares underlying stock options outstanding	4,305,000	4,025,000
Shares underlying convertible debentures outstanding	4,000,000	4,000,000

Note 6 — Related parties:

American DG Energy, Tecogen and Ilios, are affiliated companies by virtue of common ownership. Specifically, as of December 31, 2014, John N. Hatsopoulos who is the Chairman of the Company is: (a) the Chief Executive Officer and a director of American DG Energy and holds 9.3% of their common stock, (b) the Chief Executive Officer and director of Tecogen and holds 23.5% of their common stock, and (c) a director of Ilios and holds 7.2% of their common stock. Dr. George N. Hatsopoulos, who is John N. Hatsopoulos’ brother: (a) holds 13.0% of American DG Energy’s common stock, (b) holds 22.5% of Tecogen’s common stock, and (c) holds 3.1% of Ilios’s common stock.

The Company purchases the majority of its energy equipment from American DG Energy, its parent. As of December 31, 2014, American DG Energy owned 50.1% of the common stock of the Company. American DG Energy purchases energy equipment primarily from Tecogen, an affiliate of the Company, which manufactures natural gas, engine-driven commercial and industrial cooling and cogeneration systems, and from Ilios Inc., or Ilios, a majority owned subsidiary of Tecogen which is developing a line of ultra-high-efficiency heating products, such as a high efficiency water heater, for commercial and industrial applications utilizing advanced thermodynamic principles.

American DG Energy signed a Facilities and Support Services Agreement with Tecogen on January 1, 2006, as amended. The term this agreement is for one year. Certain portions of the agreement, including office space allocation, are renewed annually upon mutual written agreement.

EUROSITE POWER INC.

For a description of related party debt transactions, see "Note 3 - Financing activities".

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

Gabriel J. Parmese, the Company’s Chief Financial Officer, devotes part of his business time to the affairs of American DG Energy. His salary is paid by American DG Energy but a portion is reimbursed by the Company according to the requirements of the business. On average, Mr. Parmese spends approximately 15% of his business time on the affairs of the Company, but such amount varies widely depending on the needs of the business.

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

Note 7 — Income taxes:

Reconciliation of federal statutory income tax provision to the Company’s actual provision for the years ended December 31, 2014 and 2013, respectively, are as follows:

	2014	2013
Benefit at federal statutory tax rate	$(1,006,000)	$(567,000)
UK energy incentives	(649,000)	—
Foreign rate differential	159,000	141,330
Unbenefited operating losses	847,000	425,670
Tax benefit	$(649,000)	$—

The component of net deferred tax assets recognized in the accompanying consolidated balance sheets at December 31, 2014 and 2013, respectively, are as follows:

	2014	2013
Net operating loss carryforwards	$1,387,000	$903,000
Accrued expenses and other	557,000	485,000
Valuation allowance	(1,944,000)	(1,388,000)
Net deferred tax asset	$—	$—

As of December 31, 2014, the Company has federal and state loss carryforwards of approximately $1,677,000 and $693,000, respectively, which may be used to offset future federal and state taxable income, expiring at various dates through 2034. In addition, as of December 31, 2014 the Company had foreign loss carryforwards of $3,595,000 which may be used to offset future foreign taxable income. Management has determined that it is more likely than not that the Company will not recognize the benefits of the federal and state deferred tax assets and as a result has recorded a valuation allowance against the entire deferred tax asset. If the Company should generate sustained future taxable income, against which these tax attributes may be recognized, some portion or all of the valuation allowance would be reversed. The valuation allowance increased $556,000 during the year ended December 31, 2014, due primarily to net operating losses generated and accrued expenses. The valuation allowance increased $470,000 during the year ended December 31, 2013, due primarily to net operating losses generated and accrued expenses.
The Company files income tax returns in U.S. federal jurisdiction and a foreign jurisdiction. The IRS can audit for the years 2010 through 2013. The IRS has the ability to audit the deduction for net operating losses in the year taken. We do not have an IRS audit underway at this time. In the UK, we are open for audit by Her Majesty Revenue and Customs, or HMRC for the years 2012 through 2013. We do not have an HMRC audit underway at this time.

EUROSITE POWER INC.

The Company recognized an United Kingdom energy tax incentive benefit of $649,000 for "Advanced Capital Allowances" (ECA), whereby the Company will receive a cash benefit that is an acceleration of tax relief on capital expenditures of co-generation equipment put into service at approved sites in the UK.

The Company has no uncertain tax positions as of December 31, 2014. The Company joins in the filing of a state unitary return with its parent company, American DG Energy Inc.

The Company's federal and state net operating losses could be limited to the extent that there are significant changes in ownership of the Company's stock. The company has not assessed the impacts of these limitations on its tax attributes.

Note 8 — Fair value measurements:

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

Level 2 — Observable inputs other than quoted prices included in Level 1. Level 2 inputs include quoted prices for identical assets or liabilities in non-active markets, quoted prices for similar assets or liabilities in active markets and inputs other than quoted prices that are observable for substantially the full term of the asset or liability. The Company considers its convertible debentures a level 2 liability and believes that its carrying value approximates fair value.

Level 3 — Unobservable inputs reflecting management’s own assumptions about the input used in pricing the asset or liability. As of December 31, 2014, the Company's use of the Level 3 category was as follows:

In connection with the Company’s asset impairment analysis (See “Note 1 Description of business and summary of significant accounting policies - Property, Plant and Equipment), the Company utilized Level 3 category fair value measurements. Those measurements employed the use of discounted cash flow analysis to determine the fair value of certain energy systems. The discounted cash flow analyses were based on estimates of the future profitability of each energy system based on existing specifically identifiable contractual provisions related to each energy system, discounted at a rate of 6% per annum.

Note 9 — Subsequent events:

On February 6, 2015, Barry Sanders resigned from his positions as Chief Executive Officer, President and Director of the Company, and any other positions he may have had with the Company and the Company’s affiliates, including the Company’s majority parent American DG Energy Inc. ("Employer Group"). Mr. Sanders resigned in order to pursue other professional opportunities. Mr. Sanders' resignation was not a result of any disagreement with the Company or the Company’s Board of Directors. Mr. Sanders will continue to serve as a consultant to the Company.

The Company has evaluated subsequent events through the date of this filing and determined that no other subsequent events occurred that would require recognition in the consolidated financial statements or disclosure in the notes thereto.