Form 10-Q
period 2015-03-31
EUROSITE POWER INC.
filed 2015-05-15
CIK 1528103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non –accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Title of each class	Outstanding at May 14, 2015
Common Stock, $0.001 par value	65,747,100

EUROSITE POWER INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2015

References in this Form 10-Q to “we”, “us”, “our”, the “Company” and “EuroSite Power” refer to EuroSite Power Inc. and its consolidated subsidiaries, unless otherwise noted.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

EUROSITE POWER INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$2,020,883	$3,776,852
Accounts receivable	187,686	152,664
UK energy tax incentives receivable	608,051	648,917
Value added tax receivable	32,521	72,202
Inventory of finished goods	104,056	99,925
Other current assets	35,487	33,655
Total current assets	2,988,684	4,784,215
Property, plant and equipment, net	6,805,089	6,348,905
Other assets, long-term	15,324	16,764
TOTAL ASSETS	$9,809,097	$11,149,884

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$438,757	$338,067
Accrued expenses and other current liabilities	112,381	130,252
Note payable related party	2,000,000	—
Total current liabilities	2,551,138	468,319
Long-term liabilities:
Convertible debentures	1,630,399	1,645,444
Convertible debentures due to related parties	978,239	987,266
Note payable related party	—	3,000,000
Total liabilities	5,159,776	6,101,029
Commitments and contingencies (note 5)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 65,747,100 issued and outstanding at March 31, 2015 and December 31, 2014	65,747	65,747
Additional paid-in capital	12,177,868	12,147,005
Accumulated deficit	(7,594,294)	(7,163,897)
Total stockholders' equity	4,649,321	5,048,855

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,809,097	$11,149,884

See Notes to Condensed Consolidated Financial Statements (Unaudited)

EUROSITE POWER INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31, 2015	March 31, 2014

Revenues
Energy revenues	$530,648	$430,778
Turnkey & other revenues	17,406	1,406
	548,054	432,184
Cost of sales
Fuel, maintenance and installation	414,972	328,741
Depreciation expense	90,392	70,696
	505,364	399,437
Gross profit	42,690	32,747

Operating expenses
General and administrative	303,340	193,174
Selling	129,449	116,114
Engineering	30,718	23,986
	463,507	333,274
Loss from operations	(420,817)	(300,527)
Other income (expense)
Interest and other income	2,697	1,213
Interest expense, net of debt premium amortization	(12,277)	(21,778)
Loss on extinguishment of convertible debt	—	(713,577)
	(9,580)	(734,142)

Loss before income taxes	(430,397)	(1,034,669)
Provision for income taxes	—	—
Net loss	$(430,397)	$(1,034,669)

Net loss per share - basic and diluted	$(0.01)	$(0.02)
Weighted-average shares outstanding - basic and diluted	65,747,100	56,747,100

See Notes to Condensed Consolidated Financial Statements (Unaudited)

EUROSITE POWER INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31, 2015	March 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(430,397)	$(1,034,669)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	90,987	72,419
Loss on extinguishment of debt	—	713,577
Amortization of deferred financing costs	—	2,509
Amortization of convertible debt premium	(24,072)	(18,222)
Stock-based compensation	30,863	47,896
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	(35,022)	36,670
Value added tax receivable	80,547	(23,615)
Income tax receivable	—	—
Inventory of finished goods	(4,131)	371,545
Prepaid and other current assets	(1,832)	(27,505)
Other assets, long- term	1,440	—
Increase (decrease) in:
Accounts payable	87,727	93,757
Due to related party	12,963	15,633
Accrued expenses and other current liabilities	(17,871)	28,709
Net cash (used in) provided by operating activities	(208,798)	278,704

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(547,171)	(595,270)
Net cash used in investing activities	(547,171)	(595,270)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on note payable to related party	(1,000,000)	—
Net cash used in financing activities	(1,000,000)	—

Net decrease in cash and cash equivalents	(1,755,969)	(316,566)
Cash and cash equivalents, beginning of the period	3,776,852	1,519,602
Cash and cash equivalents, end of the period	$2,020,883	$1,203,036

Supplemental disclosures of cash flow information:
Income tax paid	$6,750	$4,250
Interest paid	—	—

See Notes to Condensed Consolidated Financial Statements (Unaudited)

EUROSITE POWER INC.

Notes to Unaudited Condensed Consolidated Financial Statements for the period ending March 31, 2015.

Note 1. Description of Business and Basis of Presentation

Description of Business

EuroSite Power Inc., pr the Company, we, our or us, distributes, owns and operates clean, on-site energy systems that produce electricity, hot water, heat and cooling in the United Kingdom. The Company’s business model is to own the equipment it installs at customers’ facilities and to sell the energy produced by these systems to the customers on a long-term contractual basis at prices guaranteed to the customer to be below conventional utility rates. The Company calls this business the EuroSite Power “On-Site Utility”.

The Company was incorporated as a Delaware corporation on July 9, 2010 as a subsidiary of American DG Energy Inc., or American DG Energy, to introduce American DG Energy’s business model into the United Kingdom and Europe, although as of March 31, 2015, we operated in the United Kingdom only.

The Company has experienced total net losses since inception of approximately $7.6 million. For the foreseeable future, the Company expects to experience continuing operating losses and negative cash flows from operations as its management executes its current business plan. The Company believes that its existing resources, including cash and cash equivalents, future cash flow from operations, its ability to control certain costs, including those related to general and administrative expenses, and the use of capital from its parent company, will be sufficient to meet the working capital requirements of its existing business for the foreseeable future; however, as the Company continues to grow its business by adding more energy systems, the cash requirements will increase. The Company may need to raise additional capital through a debt financing or use capital provided by its parent to meet its operating and capital needs. There can be no assurance, however, that the Company will be successful in these fund-raising efforts or that additional funds will be available on acceptable terms, if at all.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ended December 31, 2015.

The condensed consolidated balance sheet at December 31, 2014 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014, or the Annual Report.

There have been no significant changes in accounting principles, practices or inherent estimates.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary EuroSite Power Limited, a United Kingdom registered company.

The Company’s operations are comprised of one business segment. The Company’s business is to sell energy in the form of electricity, heat, hot water and cooling to its customers under long-term sales agreements.

Note 2. Loss Per Common Share

The Company computes basic loss per share by dividing net loss for the period by the weighted-average number of shares of Common Stock outstanding during the period. The Company computes its diluted earnings per common share using the treasury stock method. For purposes of calculating diluted earnings per share, the Company considers its shares issuable in connection with stock options, warrants and debentures to be dilutive Common Stock equivalents when the exercise price is less than the average fair market value of the Company’s Common Stock for the period. For the three months ended

EUROSITE POWER INC.

March 31, 2015, the Company excluded 11,305,000 potentially dilutive shares resulting from stock options, warrants and convertible debentures, and for the three months ended March 31, 2014, the Company excluded 13,288,333 potentially dilutive shares resulting from stock options, warrants and convertible debentures. All shares issuable for both periods were anti-dilutive as a result of the reported net loss.

Note 3. Income Taxes

The provision (benefit) for income taxes in the accompanying consolidated statements of operations for the three months ended March 31, 2015 and March 31, 2014 differ from that which would be expected by applying the federal statutory tax rate primarily due to losses for which no benefit is recognized.

Note 4. Related Parties

American DG Energy, Tecogen and Ilios, are affiliated companies by virtue of common ownership

The Company purchases the majority of its energy equipment from American DG Energy, its parent. American DG Energy purchases energy equipment primarily from Tecogen, an affiliate of the Company, which manufactures natural gas, engine-driven commercial and industrial cooling and cogeneration systems, and from Ilios Inc., or Ilios, a majority-owned subsidiary of Tecogen which is developing a line of ultra-high-efficiency heating products, such as a high efficiency water heater, for commercial and industrial applications utilizing advanced thermodynamic principles.

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

During the first quarter of 2015, the Company repaid $1,000,000 of a related party note according to the terms of the agreement.

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

Note 5. Commitments and Contingencies

The Company has certain commitments through its agreements with Tecogen, Ilios, and other related parties. See Note 4 "Related Parties" for more detail.

The Company, in the ordinary course of business is involved in various legal matters, the outcomes of which are not expected to have a material impact on the financial statements.

Note 6. Subsequent Events

The Company has evaluated subsequent events through the date of this filing and determined that no other subsequent events occurred that would require recognition in the consolidated financial statements or disclosure in the notes thereto.

EUROSITE POWER INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Forward-looking statements are made throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements include, among other things, statements regarding our current and future cash requirements, our expectations regarding suppliers of cogeneration units, and statements regarding potential financing activities in the future. While the Company may elect to update forward-looking statements in the future, it specifically disclaims any obligation to do so, even if the Company’s estimates change. Readers should not rely on those forward-looking statements as representing the Company’s views as of any date subsequent to the date of the filing of this Quarterly Report on Form 10-Q, or the Quarterly Report. There are a number of important factors that could cause the actual results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading “Risk Factors” in this Quarterly Report.

Overview

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

First Quarter 2015 Compared to First Quarter 2014

Revenues

Revenues in the first quarter of 2015 were $548,054 compared to $432,184 for the same period in 2014, an increase of $115,870 or 26.8%. The revenues increased primarily due to new sites and more sites being fully operational for a longer period of time in the first quarter of 2015 as compared to the first quarter of 2014. At March 31, 2015, we had 25 systems operational compared to 18 systems as of March 31, 2014 .

EUROSITE POWER INC.

Cost of Sales

Cost of sales, including depreciation expense, in the first quarter of 2015 was $505,364 compared to $399,437 for the same period in 2014, the increase is primarily attributable to an increase in the number of installed operating systems.

 Gross Profit

Gross profits, in the first quarter of 2015 was $42,690, compared to $32,747 for the same period in 2014. The principal reason for the increase in gross profit was higher revenue due to an increase in the number of operational sites.

Operating Expenses

General and administrative expenses were $303,340 in the first quarter of 2015, compared to $193,174 for the same period in 2014, a increase of $110,166 or 57.0%. The increase in general and administrative expenses was due to higher legal and payroll expense.

Selling expenses were $129,449 in the first quarter of 2015, compared to $116,114 for the same period in 2014, an increase of $13,335 or 11.5%. The increase was primarily due to higher professional fees and higher commission expense.

Engineering expenses were $30,718 in the first quarter of 2015, compared to $23,986 for the same period in 2014. The increase in expense was due to higher travel expenses.

Other Income (Expense)

Interest and other income was $2,697 in the first quarter of 2015, compared to $1,213 for the same period in 2014, which is interest on our cash balance. Interest expense was $12,277 in the first quarter of 2015, compared to $21,778 for the same period in 2014. Lower interest expenses in the first quarter of 2015 is primarily due to more premium that offset interest expense from the exchange of convertible debt of $24,072 compared to $18,222 for the same period in 2014.

Net Loss

Net loss was $430,397 in the first quarter of 2015, compared to a net loss of $1,034,669 for the same period in 2014, a decrease of 58.4% from the prior year. This decrease was due primarily to a loss on the conversion of debt of $713,577 in 2014.

Liquidity and Capital Resources

Consolidated working capital was $437,546 as of March 31, 2015, compared to $4,315,896 at December 31, 2014. Included in working capital were cash and cash equivalents of $2,020,883 as of March 31, 2015, compared to $3,776,852 at December 31, 2014. The decrease in working capital was primarily a result of a $1,000,000 loan repayment on a note from a related party and $547,171 of capital expenditures.

Cash used in operating activities was $208,798 in the first three months of 2015. A net loss of $430,397 was partially offset by depreciation of $90,987, a reduction in value added tax receivable of $80,547 and cash supplied by increased accounts payable of $87,727.

The primary investing activities of the Company’s operations included the purchase of equipment. In the first three months of 2015, the Company used $547,171 for purchases of equipment.

From time-to-time the Company has relied and may continue to rely on John Hatsopoulos, the Company's Chairman of the Board of Directors, or its parent company, American DG Energy, for resources.

The Company owns the energy-producing equipment at the customer’s site; therefore, the business is capital intensive. The Company believes that its existing resources, including cash and cash equivalents, future cash flow from operations, its ability to control certain costs, including those related to general and administrative expenses, and the use of capital from its parent company, will be sufficient to meet the working capital requirements of its existing business for the foreseeable future, including the next 12 months; however, as the Company continues to grow its business by adding more energy systems, the cash requirements will increase. Beyond June 30, 2016, if the Company cannot raise capital by the

EUROSITE POWER INC.

existing equity fundraising effort, it may need to raise additional capital through a debt financing or use capital provided by its parent to meet its operating and capital needs. There can be no assurance, however, that the Company will be successful in these fund-raising efforts or that additional funds will be available on acceptable terms, if at all.

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

Significant Accounting Policies and Critical Estimates

The Company's significant accounting policies are discussed in “Note 1 - Description of Business and Basis of Presentation” to its Consolidated Financial Statements which are incorporated in the Company's Annual Report filed with the Securities and Exchange Commission, or the SEC. The accounting policies and estimates that can have a significant impact upon the operating results, financial position and footnote disclosures of the Company are described in “Note 1 - Description of Business and Basis of Presentation” to the condensed consolidated financial statements described above.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Management’s evaluation of disclosure controls and procedures:

Based on our management’s evaluation (with the participation of our acting principal executive officer and principal financial officer), as of the end of the period covered by this report, our acting principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) are ineffective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

EUROSITE POWER INC.

Changes in internal control over financial reporting:
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

EUROSITE POWER INC.

PART II – OTHER INFORMATION

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Risk Factors” in our most recent Annual Report. The risks discussed in our Annual Report could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.

Because the Company relies on its parent company, American DG Energy Inc., you should also carefully read American DG Energy's most recent Annual Report on Form 10-K and its most recent Quarterly Report on Form 10-Q.

EUROSITE POWER INC.

Item 6. Exhibits

Exhibit
Number		Description of Exhibit

31.1*	–	Rule 13a-14(a) Certification of Acting Principal Officer

31.2*	–	Rule 13a-14(a) Certification of Chief Financial Officer

32.1**	–	Section 1350 Certifications of Acting Prinicpal Officer and Chief Financial Officer

101.1*	–
The following materials from the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2015, are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text and in detail.

* Filed herewith
** Furnished herewith

EUROSITE POWER INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EUROSITE POWER INC.

By: /s/ JOHN N. HATSOPOULOS
Chairman of the Board of Directors
(Acting Principal Executive Officer)
Date: May 15, 2015

By: /s/ GABRIEL J. PARMESE
Chief Financial Officer
(Principal Financial Officer)
Date: May 15, 2015