Form 10-Q
period 2015-06-30
EUROSITE POWER INC.
filed 2015-08-14
CIK 1528103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non –accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Title of each class	Outstanding at August 13, 2015
Common Stock, $0.001 par value	65,747,100

EUROSITE POWER INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2015

References in this Form 10-Q to “we”, “us”, “our”, the “Company” and “EuroSite Power” refer to EuroSite Power Inc. and its consolidated subsidiaries, unless otherwise noted.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

EUROSITE POWER INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$2,186,909	$3,776,852
Accounts receivable	180,905	152,664
UK energy tax incentives receivable	—	648,917
Value added tax receivable	47,154	72,202
Inventory of finished goods	109,962	99,925
Other current assets	51,104	33,655
Total current assets	2,576,034	4,784,215
Property, plant and equipment, net	6,996,006	6,348,905
Other assets, long-term	13,884	16,764
TOTAL ASSETS	$9,585,924	$11,149,884

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$383,055	$338,067
Accrued expenses and other current liabilities	198,488	130,252
Note payable related party	2,000,000	—
Total current liabilities	2,581,543	468,319
Long-term liabilities:
Convertible debentures	1,615,354	1,645,444
Convertible debentures due to related parties	969,212	987,266
Note payable related party	—	3,000,000
Total liabilities	5,166,109	6,101,029
Commitments and contingencies (note 5)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 65,747,100 issued and outstanding at June 30, 2015 and December 31, 2014	65,747	65,747
Additional paid-in capital	12,203,151	12,147,005
Accumulated deficit	(7,849,083)	(7,163,897)
Total stockholders' equity	4,419,815	5,048,855

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,585,924	$11,149,884

See Notes to Condensed Consolidated Financial Statements (Unaudited)

EUROSITE POWER INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	June 30, 2015	June 30, 2014

Revenues
Energy revenues	$532,604	$409,867
Turnkey & other revenues	10,369	6,692
	542,973	416,559
Cost of sales
Fuel, maintenance and installation	412,207	323,886
Depreciation expense	96,744	72,766
	508,951	396,652
Gross profit	34,022	19,907

Operating expenses
General and administrative	130,405	235,236
Selling	107,023	116,050
Engineering	43,437	29,982
	280,865	381,268
Loss from operations	(246,843)	(361,361)
Other income (expense)
Interest and other income	1,615	1,596
Interest expense, net of debt premium amortization	(11,749)	6,294
	(10,134)	7,890

Loss before income taxes	(256,977)	(353,471)
Benefit for income taxes	2,188	—
Net loss	$(254,789)	$(353,471)

Net loss per share - basic and diluted	$0.00	$(0.01)
Weighted-average shares outstanding - basic and diluted	65,747,100	56,747,100

See Notes to Condensed Consolidated Financial Statements (Unaudited)

EUROSITE POWER INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended
	June 30, 2015	June 30, 2014

Revenues
Energy revenues	$1,063,252	$840,645
Turnkey & other revenues	27,775	8,098
	1,091,027	848,743
Cost of sales
Fuel, maintenance and installation	827,179	652,627
Depreciation expense	187,136	143,462
	1,014,315	796,089
Gross profit	76,712	52,654

Operating expenses
General and administrative	433,745	428,410
Selling	236,472	232,164
Engineering	74,155	53,968
	744,372	714,542
Loss from operations	(667,660)	(661,888)
Other income (expense)
Interest and other income	4,312	2,809
Interest expense, net of debt premium amortization	(24,026)	(15,484)
Loss on extinguishment of convertible debt	—	(713,577)
	(19,714)	(726,252)

Loss before income taxes	(687,374)	(1,388,140)
Benefit for income taxes	2,188	—
Net loss	$(685,186)	$(1,388,140)

Net loss per share - basic and diluted	$(0.01)	$(0.02)
Weighted-average shares outstanding - basic and diluted	65,747,100	56,747,100

See Notes to Condensed Consolidated Financial Statements (Unaudited)

EUROSITE POWER INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30, 2015	June 30, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(685,186)	$(1,388,140)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	188,332	146,936
Loss on extinguishment of debt	—	713,577
Amortization of deferred financing costs	—	784
Amortization of convertible debt premium	(48,144)	(72,888)
Stock-based compensation	56,146	79,857
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	(28,241)	47,585
Value added tax receivable	37,304	(84,361)
Accrued UK energy tax incentives	636,661	—
Inventory of finished goods	(10,037)	366,744
Prepaid and other current assets	(17,449)	(30,864)
Other assets, long- term	2,880	(17,919)
Increase (decrease) in:
Accounts payable	42,016	117,221
Due to related party	2,972	18,625
Accrued expenses and other current liabilities	68,236	116,472
Net cash provided by operating activities	245,490	13,629

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(835,433)	(1,091,045)
Net cash used in investing activities	(835,433)	(1,091,045)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on note payable to related party	(1,000,000)	—
Proceeds from convertible debentures	—	1,450,000
Net cash (used in) provided by financing activities	(1,000,000)	1,450,000

Net (decrease) increase in cash and cash equivalents	(1,589,943)	372,584
Cash and cash equivalents, beginning of the period	3,776,852	1,519,602
Cash and cash equivalents, end of the period	$2,186,909	$1,892,186

Supplemental disclosures of cash flow information:
Taxes paid	$9,511	—
Interest paid	90,871	—

See Notes to Condensed Consolidated Financial Statements (Unaudited)

EUROSITE POWER INC.

Notes to Unaudited Condensed Consolidated Financial Statements for the period ending June 30, 2015.

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

The Company was incorporated as a Delaware corporation on July 9, 2010 as a subsidiary of American DG Energy Inc., or American DG Energy, to introduce American DG Energy’s business model into the United Kingdom and Europe, although as of June 30, 2015, we operated in the United Kingdom only.

The Company has experienced total net losses since inception of approximately $7.8 million. For the foreseeable future, the Company expects to experience continuing operating losses and negative cash flows from operations as its management executes its current business plan. The Company believes that its existing resources, including cash and cash equivalents, future cash flow from operations, its ability to control certain costs, including those related to general and administrative expenses, and the use of capital from its parent company, will be sufficient to meet the working capital requirements of its existing business for the foreseeable future; however, as the Company continues to grow its business by adding more energy systems, the cash requirements will increase. The Company may need to raise additional capital through a debt financing or use capital provided by its parent to meet its operating and capital needs. There can be no assurance, however, that the Company will be successful in these fund-raising efforts or that additional funds will be available on acceptable terms, if at all.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ended December 31, 2015.

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

Note 2. Loss Per Common Share

The Company computes basic loss per share by dividing net loss for the period by the weighted-average number of shares of Common Stock outstanding during the period. The Company computes its diluted earnings per common share using the treasury stock method. For purposes of calculating diluted earnings per share, the Company considers its shares issuable in connection with stock options, warrants and debentures to be dilutive Common Stock equivalents when the exercise price is less than the average fair market value of the Company’s Common Stock for the period. For the three and six months ended June 30, 2015, the Company excluded 11,330,000 potentially dilutive shares resulting from stock options, warrants and

EUROSITE POWER INC.

convertible debentures. For the three and six months ended June 30, 2014, the Company excluded 13,128,333 potentially dilutive shares resulting from stock options, warrants and convertible debentures. All shares issuable for both periods were anti-dilutive as a result of the reported net loss.

Note 3. Income Taxes

The provision (benefit) for income taxes in the accompanying consolidated statements of operations for three and six months ended June 30, 2015 and 2014 differs from that which would be expected by applying the federal and foreign statutory tax rate primarily due to losses for which no benefit is recognized.

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

Gabriel J. Parmese, was the Company's Chief Financial Officer until August 12, 2013. He devoted part of his business time to the affairs of American DG Energy. His salary was paid by American DG Energy but a portion was reimbursed by the Company according to the requirements of the business. On average, Mr. Parmese spent approximately 15% of his business time on the affairs of the Company, but such amount varied widely depending on the needs of the business.

During the first quarter of 2015, the Company prepaid $1,000,000 of a related party note according to the terms of the agreement.

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

Note 6. Subsequent Events

On July 7, 2015, the Company entered into a Revolving Line of Credit Agreement, (or the "Agreement"), with Elias Samaras, the Company's Chief Executive Officer and President. Under the terms of the Agreement, Mr. Samaras has agreed to lend the Company up to an aggregate of $1 million, at the written request of the Company. Any amounts borrowed by the Company pursuant to the Agreement will bear interest at 6% per year. Interest is due and payable quarterly in arrears. The term of the Agreement is from June 30, 2015 to June 30, 2017. Repayment of the principal amount borrowed pursuant to the Agreement will be due on June 30, 2017. Prepayment of any amounts due under the Agreement may be made at any time without penalty.

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

The profitability of our business model is highly dependent on the functionality of our energy equipment, the price of electricity, the demand for electricity, and to a lesser extent, the price of natural gas. Increase in demand for electricity tends to cause prices to rise. Higher electricity prices increase the Company’s revenue and liquidity. Lower natural gas prices decrease operational cost. The Company does not have a primary source of natural gas or a principal supplier. The Company buys its natural gas from its customers and its customers contract with various local suppliers of natural gas. The Company does not hedge or lock in local natural gas prices, therefore, it is exposed to some natural gas cost risk. In addition, an uncertainty in the Company’s business model exists where the pricing model of electricity and natural gas in Europe differs from the pricing model in the United States. To mitigate the risk of low electrical rates, the Company pursues energy system projects in areas with higher electrical rates.

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

Second Quarter 2015 Compared to Second Quarter 2014

Revenues

Revenues in the second quarter of 2015 were $542,973 compared to $416,559 for the same period in 2014, an increase of $126,414 or 30.3%. The revenues increased primarily due to new sites and more sites being fully operational for a longer period of time in the second quarter of 2015 as compared to the second quarter of 2014. At June 30, 2015, we had 27 systems operational compared to 19 systems as of June 30, 2014 .

EUROSITE POWER INC.

Cost of Sales

Cost of sales, including depreciation expense, in the second quarter of 2015 was $508,951 compared to $396,652 for the same period in 2014, the increase is primarily attributable to an increase in the number of installed operating systems.

 Gross Profit

Gross profit in the second quarter of 2015 was $34,022, compared to $19,907 for the same period in 2014. The principal reason for the increase in gross profit was higher revenue due to an increase in the number of operational sites.

Operating Expenses

General and administrative expenses were $130,405 in the second quarter of 2015, compared to $235,236 for the same period in 2014, a decrease of $104,831 or 44.6%. The decrease in general and administrative expenses was primarily due to a favorable exchange rate and lower legal fees.

Selling expenses were $107,023 in the second quarter of 2015, compared to $116,050 for the same period in 2014, a decrease of $9,027 or 7.8%. The decrease was primarily due to lower salary expenses.

Engineering expenses were $43,437 in the second quarter of 2015, compared to $29,982 for the same period in 2014. The increase in expense of 13,455 or 44.9% was due to higher payroll costs and travel expenses.

Other Income (Expense)

Interest and other income was $1,615 in the second quarter of 2015, compared to $1,596 for the same period in 2014, which is interest on our cash balance. Interest expense was $11,749 in the second quarter of 2015, compared to income of $6,294 for the same period in 2014. Higher interest expenses in the second quarter of 2015 as compared to the second quarter of 2014, is primarily due to premiums from the exchange of convertible debt that offset interest expense.

Net Loss

Net loss was $254,789 in the second quarter of 2015, compared to a net loss of $353,471 for the same period in 2014, a decrease of 27.9% from the prior year. This decrease was due primarily to lower general and administrative expenses.

First Six Months of 2015 Compared to First Six Months of 2014

Revenues

Revenues in the first six months of 2015 were $1,091,027 compared to $848,743 for the same period in 2014. This was an increase of $242,284 or 28.5%. The revenues during the period increased due to the installation, start and expansion of energy generation at several sites. At June 30, 2015, we had 27 sites operational compared to 19 sites as of June 30, 2014 .

Cost of Sales

Cost of sales including, depreciation expense and expense for fuel, maintenance, and installation, in the first six months of 2015 was $1,014,315 compared to $796,089 for the same period in 2014. This is an increase of $218,226 or 27.4%, which is due to more sites operating and higher depreciation expense associated with more operating sites.

 Gross Profit

Gross profit, in the first six months of 2015, was $76,712, compared to $52,654 for the same period in 2014. The principal reason for the improvement in gross profit was increased energy production due to more active sites.

Operating Expenses

General and administrative expenses were $433,745 in the first six months of 2015, compared to $428,410 for the same period in 2014, an increase of $5,335 or 1.2%.

EUROSITE POWER INC.

Selling expenses were $236,472 in the first six months of 2015, compared to $232,164 for the same period in 2014, an increase of $4,308 or 1.9%. Higher professional fees in 2015 were mostly offset by lower salary and travel and entertainment expenses.

Engineering expenses were $74,155 in the first six months of 2015, compared to $53,968 for the same period in 2014. The increase is due to higher payroll costs and more travel.

Other Income and Expense

Other income and expense was an expense of $19,714 for the first first six months of 2015, compared to an expense of $726,252 for the same period in 2014, a reduction in expense of $706,538. The principal reason for lower expense in 2015, was the absence of the loss on the extinguishment of debt of $713,577 that occurred in 2014.

Net Loss

Net loss was $685,186 in the first six months of 2015, compared to net loss of $1,388,140 for the same period in 2014. The decrease in the net loss is primarily due to the absence of the loss on the extinguishment of debt that occurred in 2014.

Liquidity and Capital Resources

Consolidated working capital was ($5,509) as of June 30, 2015, compared to $4,315,896 at December 31, 2014. Included in working capital were cash and cash equivalents of $2,186,909 as of June 30, 2015, compared to $3,776,852 at December 31, 2014. The decrease in working capital was primarily a result of a $1,000,000 loan repayment on a note with a related party, the classification of $2,000,000 due to the same related party to short term liabilities from long term liabilities and $835,433 of capital expenditures.

Cash provided by operating activities was $245,490 in the first six months of 2015. A net loss of $685,186 was more than offset by depreciation of $188,332 and the receipt of $636,661 of cash for UK tax energy incentives.

The primary investing activities of the Company’s operations included the purchase of equipment. In the first six months of 2015, the Company used $835,433 for purchases of equipment.

From time-to-time, the Company has relied and may continue to rely on John Hatsopoulos, the Company's Chairman of the Board of Directors, or its parent company, American DG Energy, for resources.

The Company owns the energy-producing equipment at the customer’s site; therefore, the business is capital intensive. The Company believes that its existing resources, including cash and cash equivalents, future cash flow from operations, its ability to control certain costs, including those related to general and administrative expenses, and the use of capital from its parent company, will be sufficient to meet the working capital requirements of its existing business for the foreseeable future, including the next 12 months; however, as the Company continues to grow its business by adding more energy systems, the cash requirements will increase. Beyond June 30, 2016, if the Company cannot raise capital by the existing equity fundraising effort, it may need to raise additional capital through a debt financing or use capital provided by its parent to meet its operating and capital needs. There can be no assurance, however, that the Company will be successful in these fund-raising efforts or that additional funds will be available on acceptable terms, if at all.

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

Significant Accounting Policies and Critical Estimates

The Company's significant accounting policies are discussed in “Note 1 - Description of Business and Summary of significant accounting policies” to its Consolidated Financial Statements which are incorporated in the Company's Annual Report filed with the Securities and Exchange Commission, or the SEC. The accounting policies and estimates that can have

EUROSITE POWER INC.

a significant impact upon the operating results, financial position and footnote disclosures of the Company are described in “Note 1 - Description of Business and Basis of Presentation” to the condensed consolidated financial statements described above.

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

Item 4. Controls and Procedures

Management’s evaluation of disclosure controls and procedures:

Based on our management’s evaluation (with the participation of our principal executive officer and our acting principal financial officer), as of the end of the period covered by this report, our principal executive officer and acting principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) are ineffective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive officer and our acting principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting:
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

EUROSITE POWER INC.

Item 5. Other Events

Effective August 13, 2015, the board of directors of the Company appointed Mr. Marcel Cassard to the Company’s board of directors.

Mr. Cassard serves as Managing Director and Global Head of Macro and Fixed Income Research at Deutsche Bank AG, Research Division. He joined the firm in 1997 and served as Head of Global Macro Research at Deutsche Bank AG, Research Division, covering economics, foreign exchange, commodity and emerging-markets research since December 6, 2004. Mr. Cassard holds a PhD in Economics from Columbia University.

On November 12, 2014, the Company, entered into a subscription agreement with Mr. Cassard, pursuant to which he purchased 1,000,000 shares of the Company’s common stock and a three-year warrant to purchase up to 1,000,000 shares of the Company’s common stock with an exercise price of $0.60 per share for an aggregate purchase price of $500,000. A description of this private placement was set forth in Item 3.02 of the Company’s Current Reports on Form 8-K filed with the SEC on November 18, 2014, and the respective exhibits referenced therein, each of which are incorporated herein by reference.

Item 6. Exhibits

Exhibit
Number		Description of Exhibit

3.1	–
Certificate of Incorporation, as amended and restated February 17, 2012 (incorporated by reference to Exhibit 3.2 to the Company’s Form 10, as amended, originally filed with the SEC on August 16, 2011).

3.2	–	Bylaws as amended and restated January 27, 2012 (incorporated by reference to Exhibit 3.4 to the Company’s Form 10, as amended, originally filed with the SEC on August 16, 2011).

10.1	–
Revolving Line of Credit Agreement between the Company and Elias Samaras, dated as of June 30, 2015 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on July 9, 2015).

31.1*	–	Rule 13a-14(a) Certification of Chief Accounting Officer

31.2*	–	Rule 13a-14(a) Certification of Chief Executive Officer

32.1**	–	Section 1350 Certifications of Acting Principal Executive Officer and Chief Accounting Officer

101.1*	–
The following materials from the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2015, are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text and in detail.

* Filed herewith
** Furnished herewith

EUROSITE POWER INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EUROSITE POWER INC.

By: /s/ ELIAS SAMARAS
Chief Executive Officer
(Principal Executive Officer)
Date: August 14, 2015

By: /s/ JOHN ESTABROOK
Vice President of Finance
(Chief Accounting Officer)
Date: August 14, 2015