Form 10-Q
period 2015-09-30
EUROSITE POWER INC.
filed 2015-11-16
CIK 1528103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non –accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Title of each class	Outstanding at November 12, 2015
Common Stock, $0.001 par value	65,747,100

EUROSITE POWER INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2015

References in this Form 10-Q to “we”, “us”, “our”, the “Company” and “EuroSite Power” refer to EuroSite Power Inc. and its consolidated subsidiaries, unless otherwise noted.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

EUROSITE POWER INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$1,201,870	$3,776,852
Accounts receivable	204,269	152,664
UK energy tax incentives receivable	—	648,917
Value added tax receivable	81,433	72,202
Inventory of finished goods	109,983	99,925
Other current assets	63,824	33,655
Total current assets	1,661,379	4,784,215
Property, plant and equipment, net	7,628,973	6,348,905
Other assets, long-term	12,444	16,764
TOTAL ASSETS	$9,302,796	$11,149,884

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$516,769	$338,067
Accrued expenses and other current liabilities	262,604	130,252
Note payable related party	2,000,000	—
Total current liabilities	2,779,373	468,319
Long-term liabilities:
Convertible debentures	1,600,309	1,645,444
Convertible debentures due to related parties	960,185	987,266
Note payable related party	—	3,000,000
Total liabilities	5,339,867	6,101,029
Commitments and contingencies (note 5)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 65,747,100 issued and outstanding at September 30, 2015 and December 31, 2014	65,747	65,747
Additional paid-in capital	12,204,222	12,147,005
Accumulated deficit	(8,307,040)	(7,163,897)
Total stockholders' equity	3,962,929	5,048,855

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,302,796	$11,149,884

See Notes to Condensed Consolidated Financial Statements (Unaudited)

EUROSITE POWER INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	September 30, 2015	September 30, 2014

Revenues
Energy revenues	$410,055	$277,335
Turnkey & other revenues	11,936	73,226
	421,991	350,561
Cost of sales
Fuel, maintenance and installation	365,097	319,461
Depreciation expense	102,485	83,430
	467,582	402,891
Gross profit (loss)	(45,591)	(52,330)

Operating expenses
General and administrative	194,053	174,786
Selling	122,826	133,720
Engineering	87,853	17,617
	404,732	326,123
Loss from operations	(450,323)	(378,453)
Other income (expense)
Interest and other income	965	1,951
Interest expense, net of debt premium amortization	(8,599)	(2,146)
	(7,634)	(195)

Loss before income taxes	(457,957)	(378,648)
Benefit for income taxes	—	—
Net loss	$(457,957)	$(378,648)

Net loss per share - basic and diluted	$(0.01)	$(0.01)
Weighted-average shares outstanding - basic and diluted	65,747,100	56,747,100

See Notes to Condensed Consolidated Financial Statements (Unaudited)

EUROSITE POWER INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended
	September 30, 2015	September 30, 2014

Revenues
Energy revenues	$1,473,307	$1,117,980
Turnkey & other revenues	39,711	81,324
	1,513,018	1,199,304
Cost of sales
Fuel, maintenance and installation	1,192,276	972,088
Depreciation expense	289,621	226,892
	1,481,897	1,198,980
Gross profit (loss)	31,121	324

Operating expenses
General and administrative	627,798	603,196
Selling	359,298	365,884
Engineering	162,008	71,585
	1,149,104	1,040,665
Loss from operations	(1,117,983)	(1,040,341)
Other income (expense)
Interest and other income	5,277	4,760
Interest expense, net of debt premium amortization	(32,625)	(17,630)
Loss on extinguishment of convertible debt	—	(713,577)
	(27,348)	(726,447)

Loss before income taxes	(1,145,331)	(1,766,788)
Benefit for income taxes	2,188	—
Net loss	$(1,143,143)	$(1,766,788)

Net loss per share - basic and diluted	$(0.02)	$(0.03)
Weighted-average shares outstanding - basic and diluted	65,747,100	56,747,100

See Notes to Condensed Consolidated Financial Statements (Unaudited)

EUROSITE POWER INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30, 2015	September 30, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,143,143)	$(1,766,788)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	291,465	231,514
Loss on extinguishment of debt	—	713,577
Amortization of deferred financing costs	—	784
Amortization of convertible debt premium	(72,216)	(109,332)
Stock-based compensation	57,217	123,419
Accrued UK tax energy incentives	636,661	—
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	(51,605)	(16,217)
Value added tax receivable	3,025	(136,446)
Inventory of finished goods	(10,058)	305,036
Prepaid and other current assets	(27,289)	(55,361)
Other assets, long- term	1,440	(10,932)
Increase (decrease) in:
Accounts payable	178,702	248,988
Accrued expenses and other current liabilities	132,352	94,355
Net cash used in operating activities	(3,449)	(377,403)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,571,533)	(1,993,153)
Net cash used in investing activities	(1,571,533)	(1,993,153)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (payment) on note payable to related party	(1,000,000)	3,000,000
Proceeds from convertible debentures	—	1,450,000
Net cash provided by (used in) financing activities	(1,000,000)	4,450,000

Net increase (decrease) in cash and cash equivalents	(2,574,982)	2,079,444
Cash and cash equivalents, beginning of the period	3,776,852	1,519,602
Cash and cash equivalents, end of the period	$1,201,870	$3,599,046

Supplemental disclosures of cash flow information:
Taxes paid	$—	$—
Interest paid	$—	$80,000

See Notes to Condensed Consolidated Financial Statements (Unaudited)

EUROSITE POWER INC.

Notes to Unaudited Condensed Consolidated Financial Statements for the period ending September 30, 2015.

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

The Company was incorporated as a Delaware corporation on July 9, 2010 as a subsidiary of American DG Energy Inc., or American DG Energy, to introduce American DG Energy’s business model into the United Kingdom and Europe, although as of September 30, 2015, we operated in the United Kingdom only.

The Company has experienced total net losses since inception of approximately $8.3 million. For the foreseeable future, the Company expects to experience continuing operating losses and negative cash flows from operations as its management executes its current business plan. The Company believes that its existing resources, including cash and cash equivalents, future cash flow from operations, its ability to control certain costs, including those related to general and administrative expenses, and the use of capital from its parent company, will be sufficient to meet the working capital requirements of its existing business for the foreseeable future; however, as the Company continues to grow its business by adding more energy systems, the cash requirements will increase. The Company may need to raise additional capital through a debt financing. There can be no assurance, however, that the Company will be successful in these fund-raising efforts or that additional funds will be available on acceptable terms, if at all.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ended December 31, 2015.

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

EUROSITE POWER INC.

Note 2. Loss Per Common Share

The Company computes basic loss per share by dividing net loss for the period by the weighted-average number of shares of Common Stock outstanding during the period. The Company computes its diluted earnings per common share using the treasury stock method. For purposes of calculating diluted earnings per share, the Company considers its shares issuable in connection with stock options, warrants and debentures to be dilutive Common Stock equivalents when the exercise price is less than the average fair market value of the Company’s Common Stock for the period. For the three and nine months ended September 30, 2015, the Company excluded 11,165,000 potentially dilutive shares resulting from stock options, warrants and convertible debentures. For the three and nine months ended September 30, 2014, the Company excluded 13,288,333 potentially dilutive shares resulting from stock options, warrants and convertible debentures. All shares issuable for both periods were anti-dilutive as a result of the reported net loss.

Note 3. Income Taxes

The provision (benefit) for income taxes in the accompanying consolidated statements of operations for three and nine months ended September 30, 2015 and 2014 differs from that which would be expected by applying the federal and foreign statutory tax rate primarily due to losses for which no benefit is recognized.

Note 4. Related Parties

American DG Energy, Tecogen and Ilios, are affiliated companies by virtue of common ownership and common leadership.

The Company purchases the some of its energy equipment from American DG Energy, its parent. American DG Energy purchases energy equipment primarily from Tecogen, an affiliate of the Company, which manufactures natural gas, engine-driven commercial and industrial cooling and cogeneration systems, and from Ilios Inc., or Ilios, a majority-owned subsidiary of Tecogen which is developing a line of ultra-high-efficiency heating products, such as a high efficiency water heater, for commercial and industrial applications utilizing advanced thermodynamic principles.

Elias Samaras is the Company's Chief Executive Officer, President, and a member of the board of directors. He is also a member of the board of directors of American DG Energy. His Company salary is $1.00 per year. On average, Mr. Samaras spends approximately 20% of his business time on the affairs of the Company, but such amount varies widely depending on the needs of the business and is expected to increase as the business of the Company develops.

John N. Hatsopoulos is the chairman of the Company's board of directors and is also the Co-Chief Executive Officer of American DG Energy and Tecogen. He is also a member of the board of directors of Tecogen. His Company salary is $1.00 per year. On average, Mr. Hatsopoulos spends approximately 20% of his business time on the affairs of the Company, but such amount varies widely depending on the needs of the business and is expected to increase as the business of the Company develops.

Bonnie Brown is the Chief Financial Officer, treasurer and secretary of the Company and American DG Energy. Her salary is paid by American DG Energy, however a portion was reimbursed by the Company according to the requirements of the business. On average, Ms. Brown spends approximately 20% of her business time on the affairs of the Company, but such amount varied widely depending on the needs of the business.

Gabriel J. Parmese, was the Chief Financial Officer, treasurer and secretary of the Company and American DG Energy until August 12, 2015. His salary was paid by American DG Energy but a portion was reimbursed by the Company according to the requirements of the business. On average, Mr. Parmese spent approximately 15% of his business time on the affairs of the Company, but such amount varied widely depending on the needs of the business.

During the first quarter of 2015, the Company prepaid $1,000,000 of a related party note according to the terms of the agreement.

On July 7, 2015, the Company entered into a Revolving Line of Credit Agreement, (or the "Agreement"), with Elias Samaras, who is the Company's Chief Executive Officer, President, and a member of the board of directors. Under the terms of the Agreement, Mr. Samaras has agreed to lend the Company up to an aggregate of $1 million, at the written request of the Company. Any amounts borrowed by the Company pursuant to the Agreement will bear interest at 6% per year. Interest is due and payable quarterly in arrears. The term of the Agreement is from June 30, 2015 to June 30, 2017. Repayment of the principal amount borrowed pursuant to the Agreement will be due on June 30, 2017. Prepayment of any amounts due under

EUROSITE POWER INC.

the Agreement may be made at any time without penalty. As of September 30, 2015, no amounts have been drawn on this line.

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

Third Quarter 2015 Compared to Third Quarter 2014

Revenues

Revenues in the third quarter of 2015 were $421,991 compared to $350,561 for the same period in 2014, an increase of $71,430 or 20.4%. The revenues increased primarily due to new sites and more sites being fully operational for a longer period of time in the third quarter of 2015 as compared to the third quarter of 2014. At September 30, 2015, we had 28 systems operational compared to 19 systems as of September 30, 2014 .

EUROSITE POWER INC.

Cost of Sales

Cost of sales, including depreciation expense, in the third quarter of 2015 was $467,582 compared to $402,891 for the same period in 2014, the increase is primarily attributable to an increase in the number of installed operating systems.

 Gross Profit (Loss)

Gross profit (loss) in the third quarter of 2015 was $(45,591), compared to $(52,330) for the same period in 2014. The principal reason for the reduction in loss was the 2.6% decrease in fuel costs .

Operating Expenses

General and administrative expenses were $194,053 in the third quarter of 2015, compared to $174,786 for the same period in 2014, an increase of $19,267 or 11.0%. The increase in general and administrative expenses was primarily due to increased travel and insurance expenses.

Selling expenses were $122,826 in the third quarter of 2015, compared to $133,720 for the same period in 2014, a decrease of $10,894 or 8.1%. The decrease was primarily due to lower commission expenses.

Engineering expenses were $87,853 in the third quarter of 2015, compared to $17,617 for the same period in 2014. The increase in expense of $70,236 or 398.7% was due to higher payroll for new engineering staff, consulting and travel expenses.

Other Income (Expense)

Interest and other income was $965 in the third quarter of 2015, compared to $1,951 for the same period in 2014, which is interest on our cash balance. Interest and other expense was $8,599 in the third quarter of 2015, compared to income of $2,146 for the same period in 2014. The increase is primarily due to premiums from the exchange of convertible debt that offset interest expense in the third quarter of 2014.

Net Loss

Net loss was $457,957 in the third quarter of 2015, compared to a net loss of $378,648 for the same period in 2014, a increase of 20.9% from the prior year. This increase was due primarily to higher engineering expenses.

First Nine Months of 2015 Compared to First Nine Months of 2014

Revenues

Revenues in the first nine months of 2015 were $1,513,018 compared to $1,199,304 for the same period in 2014. This was an increase of $313,714 or 26.2%. The revenues during the period increased due to the installation, start and expansion of energy generation at several sites. At September 30, 2015, we had 28 sites operational compared to 19 sites as of September 30, 2014 .

Cost of Sales

Cost of sales including, depreciation expense and expense for fuel, maintenance, and installation, in the first nine months of 2015 was $1,481,897 compared to $1,198,980 for the same period in 2014. This is an increase of $282,917 or 23.6%, which is due to more sites operating and higher depreciation expense associated with more operating sites.

 Gross Profit

Gross profit, in the first nine months of 2015, was $31,121, compared to $324 for the same period in 2014. The principal reason for the improvement in gross profit was increased energy production due to more active sites.

EUROSITE POWER INC.

Operating Expenses

General and administrative expenses were $627,798 in the first nine months of 2015, compared to $603,196 for the same period in 2014, an increase of $24,602 or 4.1%. The increase was primarily due to salary and insurance increases.

Selling expenses were $359,298 in the first nine months of 2015, compared to $365,884 for the same period in 2014, a decrease of $6,586 or 1.8%. Higher professional fees in 2015 were more than offset by lower commission expenses.

Engineering expenses were $162,008 in the first nine months of 2015, compared to $71,585 for the same period in 2014. The increase is due to higher payroll, consulting and travel costs.

Other Income (Expense)

Other income (expense) was an expense of $27,348 for the first first nine months of 2015, compared to an expense of $726,447 for the same period in 2014, a reduction in expense of $699,099. The principal reason for lower expense in 2015, was the absence of the loss on the extinguishment of debt of $713,577 that was incurred in 2014.

Net Loss

Net loss was $1,143,143 in the first nine months of 2015, compared to net loss of $1,766,788 for the same period in 2014. The decrease in the net loss is primarily due to the absence of the loss on the extinguishment of debt that was incurred in 2014.

Liquidity and Capital Resources

Consolidated working capital was ($1,117,994) as of September 30, 2015, compared to $4,315,896 at December 31, 2014. Included in working capital were cash and cash equivalents of $1,201,870 as of September 30, 2015, compared to $3,776,852 at December 31, 2014. The decrease in working capital was primarily a result of a $1,000,000 loan repayment on a note with a related party, the classification of $2,000,000 due to the same related party to short term liabilities from long term liabilities,, and $1,571,533 of capital expenditures.

Cash used in operating activities was $3,449 in the first nine months of 2015. A net loss of $1,143,143 was somewhat offset by depreciation of $291,465 and the receipt of $636,661 of cash for UK tax energy incentives.

The primary investing activities of the Company’s operations included the purchase of equipment. During the nine months ended September 30, 2015, the Company used $1,571,533 for purchases of equipment.

From time-to-time, the Company has relied and may continue to rely on John Hatsopoulos, the Company's Chairman of the Board of Directors, or its parent company, American DG Energy, for resources.

The Company owns the energy-producing equipment at the customer’s site; therefore, the business is capital intensive. The Company believes that its existing resources, including cash and cash equivalents, future cash flow from operations, its ability to control certain costs, including those related to general and administrative expenses, and the use of capital from its parent company, will be sufficient to meet the working capital requirements of its existing business for the foreseeable future, including the next 12 months; however, as the Company continues to grow its business by adding more energy systems, the cash requirements will increase. Beyond September 30, 2016, if the Company cannot raise capital by the existing equity fundraising effort, it may need to raise additional capital through a debt financing or use capital provided by its parent to meet its operating and capital needs. There can be no assurance, however, that the Company will be successful in these fund-raising efforts or that additional funds will be available on acceptable terms, if at all.

Our ability to continue to access capital could be impacted by various factors including general market conditions and the continuing slowdown in the economy, interest rates, the perception of our potential future earnings and cash distributions, any unwillingness on the part of lenders to make loans to us and any deterioration in the financial position of lenders that might make them unable to meet their obligations to us. If these conditions continue and we cannot raise funds through a public or private debt financing, or an equity offering, our ability to grow our business may be negatively affected, and the Company may need to suspend any new installation of energy systems and significantly reduce its operating costs until market conditions improve.

EUROSITE POWER INC.

Significant Accounting Policies and Critical Estimates

The Company's significant accounting policies are discussed in “Note 1 - Description of Business and Summary of significant accounting policies” to its Condensed Consolidated Financial Statements which are incorporated in the Company's Annual Report filed with the Securities and Exchange Commission, or the SEC. The accounting policies and estimates that can have a significant impact upon the operating results, financial position and footnote disclosures of the Company are described in “Note 1 - Description of Business and Basis of Presentation” to the Condensed Consolidated Financial Statements described above.

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

Changes in internal control over financial reporting:
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The following materials from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2015, are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text and in detail.

* Filed herewith
** Furnished herewith

EUROSITE POWER INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EUROSITE POWER INC.

By: /s/ ELIAS SAMARAS
Chief Executive Officer
(Principal Executive Officer)
Date: November 16, 2015

By: /s/ BONNIE J. BROWN
Chief Financial Officer
(Principal Finance Officer)
Date: November 16, 2015