Form 10-K
period 2015-12-31
EUROSITE POWER INC.
filed 2016-03-30
CIK 1528103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015
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
Yes ☐ No ☒

i

The aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates was $12,890,818 based on the $1 closing price per share of common stock on the OTCBB tier of the OTC Markets on June 30, 2015.

As of March 29, 2016 the registrant’s shares of common stock outstanding were: 65,747,100.

DOCUMENTS INCORPORATED BY REFERENCE

 The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days following the fiscal year ended December 31, 2015. Portions of such proxy statement are incorporated by reference into Part III of this Form 10-K.

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

ii

EUROSITE POWER INC.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

EUROSITE POWER INC.

PART I

Item 1. Business

General

EuroSite Power Inc., (the "Company", we, our, or us), distributes, owns and operates clean, on-site energy systems that produce electricity, hot water and heat and cooling in the United Kingdom. We provide comprehensive power purchase style thermal and power generation solutions to our customers. These solutions include equipment installation as well as operation and ongoing maintenance under multi-year service agreements at no upfront cost to the customer. We own and operate the equipment that we install at customers' facilities and sell the energy produced by these systems to the customers on a long-term contractual basis at prices guaranteed to the customer to be below conventional utility rates. We call this business the EuroSite Power “On-Site Utility” model. As of December 31, 2015, the Company operated twenty-nine energy systems, at twenty-seven locations in the United Kingdom.

The Company was incorporated as a Delaware corporation on July 9, 2010. On September 17, 2010, the Company registered EuroSite Power Limited as a wholly-owned subsidiary with the Registrar of Companies for England and Wales to introduce the American DG Energy business model to the United Kingdom only.

The Company's website is at www.eurositepower.co.uk, but our website address included in this Annual Report is a textual reference only and the information in the website is not incorporated by reference into this Annual Report.

The Company's Affiliates

As of December 31, 2015 and March 30, 2016 is a 48.0% owned subsidiary of American DG Energy Inc., (the "Parent" or "American DG Energy" ). American DG Energy also offers "On-Site Utility" solutions, selling energy in the form of electricity, heat, hot water and air conditioning under long-term contracts with commercial, institutional and light industrial customers in the United States. While American DG Energy does not currently own a majority of our outstanding common stock, it continues to be our single largest shareholder and provides management oversight to the Company and assists the Company in various aspects of executing our business plans. Additionally, there are affiliate relationships and a number of our shareholders are also shareholders of American DG Energy. American DG Energy also continues to guarantee certain debt obligations of the Company. Because of these factors, American DG Energy and its affiliates control the activities of the Company which most significantly affect the economic performance of the Company and represent a majority interest on items voted on by our stockholders. As such, we continue to refer to American DG Energy as our parent company. More information concerning American DG Energy's guarantee of certain debt obligations of the Company may be found in "Note 5 - Financing Activities".

In addition to American DG Energy, Tecogen Inc. ("Tecogen") and Ilios Inc. ("Ilios"), are affiliated companies by virtue of common ownership and leadership. Specifically, as of December 31, 2015, John N. Hatsopoulos who is the Chairman of the Company is: (a) the Co-Chief Executive Officer and a director of American DG Energy and holds 3.2% of their common stock, (b) the Co-Chief Executive Officer and a director of Tecogen and holds 20.1% of their common stock, and (c) a director of Ilios and holds 7.2% of their common stock. Dr. George N. Hatsopoulos, who is John N. Hatsopoulos’ brother: (a) holds 13.0% of American DG Energy’s common stock, (b) holds 22.5% of Tecogen's common stock, and (c) holds 3.1% of Ilios' common stock.

These companies are affiliates because several of the major shareholders of American DG Energy, the Company's corporate parent, have or may be deemed to beneficially own significant ownership positions in Tecogen or Ilios. Tecogen and Ilios do not own any shares of the Company, and the Company does not own any shares of Tecogen or Ilios.

Tecogen is a leading manufacturer of combined heat and power products, or CHP, including natural gas engine-driven cogeneration and air conditioning systems for industrial and commercial use. Ilios is a subsidiary of Tecogen that was formed in April 2009 to develop and distribute a line of ultra-high-efficiency heating products, such as a high efficiency water heater, that provides twice the efficiency of conventional boilers, based on management estimates, for commercial and industrial applications utilizing advanced thermodynamic principles. American DG Energy and the Company purchase energy equipment from various suppliers. The primary types of equipment used are natural gas engine-driven cogeneration and air conditioning systems provided by Tecogen and Ilios. Both Tecogen and American DG Energy distribute the Ilios products.

EUROSITE POWER INC.

Energy Production and Customers

Our On-Site Utility supplies electricity, heat, hot water and cooling at a discounted price to commercial and industrial customers such as healthcare facilities, hotels, large multi-family residential buildings, leisure centers, industrial buildings, schools and colleges. The Company’s natural gas-powered cogeneration systems produce electricity from an internal combustion engine that drives a generator, while the heat from the engine and exhaust is recovered and typically used to produce heat and hot water for use at the site. The Company also offers highly-efficient gas engine driven heat pumps and water chiller systems for building heating and cooling applications that operate in a similar manner, except that the engine’s power drives a compressor while recovering heat from the engine for hot water. To date, the Company has delivered On-Site Utility solutions based cogeneration plus a single heat pump system at one customer facility. Cogeneration systems reduce the amount of high-cost electricity that the customer must purchase from the local utility, and produce valuable heat and hot water for the site to use as required. By simultaneously providing electricity, hot water and heat, cogeneration systems have a significant, positive impact on the environment by reducing carbon dioxide, or CO2, emissions as compared to the CO2 produced by making these forms of energy separately. System redundancy is also enhanced because the customer remains connected to the electric grid and retains their existing boilers. Therefore, if either the grid or our equipment were to experience failure, neither instance would result in a power outage for the customer.

The Distributed Generation of electricity, or DG, is delivered by a range of technologies including solar PV or building scale wind turbines. Another common DG technology is cogeneration, or combined heat and power, or CHP. CHP is an attractive option for reducing energy costs and increasing the reliability of available energy. CHP has been successfully implemented by others in large industrial installations over 10 MW (Megawatts), where the market has been growing for several years. Increasingly because of technology improvements, increased energy costs and better economics, CHP is being accepted in the smaller size installations that we target. We believe that our target market (users of up to 500kW) in the United Kingdom and Europe offers great potential as users at this scale replace existing time-expired plants and plan for the reduced reliability of the utility grid, increasing energy costs, advances in new, low-cost technologies and DG-favorable legislation and regulation. We believe these factors will drive the Company’s near-term growth and increased penetration into its target market segment both in the UK and mainland Europe.

As of December 31, 2015, the Company operated twenty-nine energy systems, at twenty-seven locations in the United Kingdom. The revenue per customer on a monthly basis is based on the sum of the amount of energy produced by the Company's energy systems and the published price of energy (electricity and natural gas) from its customers' local energy utility that month, less the discounts the Company provides its customers, plus a small amount of the carbon tax savings achieved by using the Company's equipment. The Company adds revenue streams as new energy systems are deployed and become operational. After an energy system is installed and commissioned at a customer's site, the installation typically produces a predictable, reliable, long-term contracted, annuity-like stream of revenue for EuroSite Power. On a combined basis, we operate 2,078 kW of installed capacity, representing $81.2 million in total long-term contracted revenue for the Company. In addition, as of December 31, 2015, we have signed contracts for the installation of an additional six sites, which will add 889 kW to the installed base. We estimate that the Company will operate at Earning Before Interest, Taxes, Depreciation and Amortization (EBITDA) break-even when we reach 5,510 kW in total installed capacity, or approximately 45 sites.

Equipment and Suppliers

The primary types of equipment used are natural gas engine-driven commercial and industrial heating, cooling and cogeneration systems that are suitable for a variety of applications. A CHP system simultaneously produces two types of energy – heat and electricity – from a single fuel source, often natural gas. The two key components of a CHP system are an internal combustion reciprocating engine and an electric generator. The clean natural gas fired engine spins a generator to produce electricity. The natural byproduct of the working engine is heat which is captured and used to supply any number of applications including space heating, heating domestic hot water, laundry hot water, or to provide heat for swimming pools and spas.

Currently, the Company purchases CHP systems in British pounds from Czech Republic based manufacturer TEDOM a.s. As of December 31, 2015, the Company has 11 such units operating within its fleet. With over 2,500 systems in operation worldwide TEDOM offers a range of CHP units from 7kW to 10MW; however, the Company is focused on delivering solutions using its Cento range of equipment that ideally fits our European target market. Cento products currently range from 50kW to 500kW. Acquiring units from a European supplier shortens delivery and installation time and cost, eliminates currency risk on the units, facilitates warranty maintenance on the units and reduces the need to maintain larger amounts of inventory. The remaining units in operation were acquired from Tecogen which continues to supply parts for such units. As other power sources that use alternative energy technologies mature to the point that they are reliable and economical, we may also consider employing them to supply energy for our customers. We regularly assess the technical, economic, and reliability issues associated with systems that use solar, micro-turbine or fuel cell technologies to generate power.

EUROSITE POWER INC.

Industry Background

The delivery of energy services to commercial and residential customers has evolved over many decades into an inefficient and increasingly unreliable structure. Power for lighting, air conditioning, refrigeration, communications and computing demands comes almost exclusively from centralized power plants serving users through a complex grid of transmission and distribution lines and substations. Even with continuous improvements in central station generation and transmission technologies, today’s power industry according to the U.S. Energy Information Administration, is only about 33% efficient, meaning that it discharges to the environment roughly twice as much heat as the amount of electrical energy delivered to end-users. Since fossil fuels, particularly coal, accounts for a large part of electric power generation, these inefficiencies are a major contributor to rising atmospheric CO2 emissions. Countermeasures being sought to limit global warming are expected to favor the deployment of alternative energy technologies.

Most thermal energy for space heating and hot water services is produced by on-site boilers and furnaces that burn either natural gas or petroleum distillate fuels. This separation of thermal and electrical energy supply services has persisted despite a general recognition that cogeneration or CHP can be significantly more energy efficient than central generation of electricity only. Except in large-scale industrial applications (e.g., paper and chemical manufacturing), cogeneration has not attained general acceptance. This has been due, in part, to the long-established monopoly-like structure of the regulated utility industry. Also, the technologies previously available for small on-site cogeneration systems were incapable of delivering the reliability, cost and environmental performance necessary to displace or even substantially modify the established power industry structure.

The Role of Cogeneration and Distributed Generation

Cogeneration is the production of two sources or two types of energy (electricity and cooling or heat) from a single energy source (in this case, natural gas). We use technology that utilizes an internal combustion engine modified to run on natural gas. The engine spins either a standard generator to produce electricity, or a conventional compressor to produce cooling. For heating, since the working engine generates heat, the byproduct heat is captured with a heat exchanger to produce hot water used for facility applications in the form of space heating and/or hot water for buildings or industrial facilities. This process is very similar to an automobile, where the engine provides the motion to the automobile and the byproduct heat is used to keep the passengers warm during the winter months. For refrigeration or cooling, standard available equipment typically uses an electric motor to spin a conventional compressor to provide cooling. We replace the electric motor with the same modified engine that runs on natural gas to spin the compressor to run a refrigeration cycle and produce cooling, resulting in a 30-60% reduction in carbon emission.

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

We supply distributed energy systems that are capable of meeting the demands of commercial users and that can be connected to the existing utility grid. Specific advantages of the Company’s On-Site Utility approach of multiple energy services, compared with traditional centralized generation and distribution of electricity alone, include the following:

•
Greatly increased overall energy efficiency (up to 80% versus less than 33% for the existing power grid), according to the Environmental and Energy Study Institute, or EESI (see Environmental and Energy Study Institute (EESI), Energy Generation and Distribution Efficiency, http://www.eesi.org/generation_distribution.

•	Rapid adaptation to changing demand requirements (e.g., weeks, not years to install new generating capacity where and when it is needed).

•	Ability to by-pass transmission line and substation bottlenecks in congested service areas.

•	Avoidance of site and right-of-way issues affecting large-scale power generation and distribution projects.

EUROSITE POWER INC.

•
Clean operation, utilizing natural gas fired reciprocating engines fitted with microprocessor combustion controls and low-cost exhaust catalyst technology that brings emissions of harmful criteria pollutants, like nitrogen oxides and carbon monoxide (NOx and CO), down to near-zero levels.

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

Also, DG systems possess significant positive environmental impact. The United States Environmental Protection Agency (EPA), has created a Combined Heat and Power Partnership to promote the benefits of DG systems. The Company's parent company, American DG Energy, is a member of this Partnership. According to the EPA, environmental benefits from CHP systems include the following:

“CHP systems offer considerable environmental benefits when compared with purchased electricity and thermal energy produced on site. By capturing and utilizing heat that would otherwise be wasted from the production of electricity, CHP systems require less fuel to produce the same amount of energy. Because less fuel is combusted, greenhouse gas emissions, such as carbon dioxide (CO2), as well as other air pollutants like nitrogen oxides (NOx) and sulfur dioxide (SO2), are reduced." (See: http://epa.gov/chp/basic/chp-benefits.html).

The On-Site Utility Market Opportunity

We believe that our primary near-term opportunity for On-Site Utility (OSU) sales is where commercial electricity rates exceed $0.12 per kWh. Attractive OSU economics in the United Kingdom and Europe are currently attainable in applications that include hospitals, multi-tenant residential housing, hotels, schools and colleges, sports and leisure facilities, food processing plants, dairies and other light industrial facilities.

Early in 2010, American DG Energy performed a feasibility study of the European market to determine the viability of expanding its On-Site Utility business into Europe. This study and business plan report reached the conclusions that: (a) there is untapped customer demand to provide small-scale CHP packages in the commercial sector through a fully financed, output-based electricity and hot water contract, (b) there is a lack of competition in this space in the target customer segments (hotel, healthcare, sports and leisure facilities, and multi-tenant residential) and (c) the underlying economic fundamentals are attainable, with a combination of sufficient spark spreads (the difference between the cost of gas, electric and thermal prices in a region, given the efficiency rate of the applied equipment) and government fiscal support. The subsequent creation of EuroSite Power is a direct result of this commissioned feasibility study and its findings.

The study analyzed the entire European market; however it focused on the United Kingdom as one of the primary markets to start operations as well as Spain and Belgium. The study estimated that there were over 13,700 sites in those three countries providing a $900 million annual electricity market plus a $600 million heat and hot water energy market, for a combined market potential of $1.5 billion. The data used to calculate the Company’s market potential is derived by Company estimates.

We believe that the United Kingdom and European markets are attractive for the following reasons:

•
Our target countries (beginning with the United Kingdom, to be followed by Germany and Italy) have large, urban markets with a high local density of appropriately-sized customers with large buildings (including hotels, healthcare facilities and large multi-family residential buildings).

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

•
The competition is focused on larger systems (both in footprint size and in kilowatts, or energy size). Our potential customers are aware of and are typically seeking energy- and environmentally- friendly solutions. However, as our

EUROSITE POWER INC.

customers reduce or scrutinize their capital budgets, we believe the On-Site Utility approach requiring no customer capital offers an attractive solution.

•	Our sales model targets the top property owners with suitable operations for our On-Site Utility. Our direct sales team and sales partners are selected to target these customers.

•
Due to the slowdown in the European economy, we have many options to select technical partners to aid in installing and maintaining the energy systems. These will range from existing competitors to mechanical contractors.

•	Using high efficiency water heater components, we expect to market a full array of highly innovative, efficient, and low emissions technologies to produce electricity, hot water, heat and cooling.

CHP is already widely supported by governments in the European Union with many forms of government assistance provided to promote its implementation. In the European Union countries, CHP is widely viewed as a key tool to enable achievement of target reductions in greenhouse gas emissions. Legislation requiring companies to reduce their carbon footprint is having a favorable impact on CHP sales. Additionally there are planning laws which require new building owners to provide at least 10% of their power supply from renewable sources (CHP is deemed renewable from a planning perspective) which is also helping to drive demand for CHP solutions. For example, the London Energy Plan specifically supports and promotes CHP as a technology. We believe that our primary near-term opportunity for distributed generation energy and equipment sales is in territories where commercial electricity rates exceed $0.12 per kWh (kilowatt hour). Attractive economics are currently attainable in applications that include hospitals, nursing homes, multi-tenant residential housing, hotels, schools and colleges, recreational facilities, food processing plants, dairies and other light industrial facilities.

Although we have achieved a degree of success with our business model in the UK since launching operations in late 2011, the model remains untested in mainland Europe. It is extremely difficult to predict whether we will achieve any success in further developing our business. There can be no assurance that revenues will generate profits or be sufficient to maintain our business. We have experienced total net losses since inception of approximately $8.5 million.

Business Model

Our parent, American DG Energy, is a provider of On-Site energy systems that produce energy in the form of electricity, heat, hot water and air conditioning under long-term contracts with commercial, institutional and light industrial customers in the United States. We are implementing our parent’s business strategy in the United Kingdom, and we plan to implement the strategy elsewhere in Europe by installing our systems at no cost to our customers and retaining ownership of the system. Because our systems may operate at up to 80% efficiency we are able to sell the energy produced by these systems to our customers at prices below their existing cost of electricity, heat and hot water.

To date, the Company's installations all run in conjunction with the electric utility grid and require standard interconnection approval from the local utility. The Company's customers use both our energy system and the electric utility grid for their electricity requirements. We strategically assess the site's electricity requirements and target to supply 20% to 60% of the building’s electricity requirements. The remaining electricity is supplied by the electric utility grid. Our customers are contractually bound to use the energy we supply and are billed according to their usage.

The price that the Company charges its customers is set forth in customer contracts at a guaranteed discount to the building's cost from the local electric utility. For the 20% to 60% portion of the customer’s electricity that our products supply, the customer realizes immediate savings on its electric bill. In addition to electricity, we sell the heat and hot water at the same price the customer was previously paying or at a discount compared to the customer’s alternate method of producing heat and hot water, e.g., using their boilers. Air conditioning systems are also priced at a discount so that the customer realizes overall cost savings from the installation.

In November 2015, we finalized an agreement with Corona Energy to purchase and resell natural gas at prices that reflect the volume of gas now being used by the customer. This agreement allows the Company to offer customers improved pricing over prevailing natural gas rates typically paid by retail customers. This arrangement will also help ensure more predictable margins for each site by locking in favorable long term pricing for our key feedstock, namely natural gas. This agreement also permits the Company to supply customers with natural gas for other purposes not related to our On-Site Utility solution, representing an additional potential source of revenue for the Company.

Because our projects involve us installing, owning, and operating the energy systems, our customers benefit from not having to make an investment and not having any operational costs. We take full responsibility for operating and maintaining the energy systems. Our customers require no additional staff and have no energy system responsibilities. They are bound, however, to pay for the energy supplied by the energy systems over the term of the agreement. Under certain circumstances,

EUROSITE POWER INC.

and at the request of the customer, the Company may sell an energy system to the customer and thereby make the customer responsible for operating and maintaining the system.

Energy and Products Portfolio

We provide a full range of CHP product and energy options, including:

•	Energy Sales

◦	Electricity

◦	Thermal (Hot Water, Heat and Cooling)

•	Energy Producing Products

◦	Cogeneration Packages

◦	Chillers

◦	Natural Gas Heat Pumps

◦	Complementary Energy Equipment (e.g., boilers, etc.)

◦	Alternative Energy Equipment (e.g., solar, fuel cells, etc.)

Energy Sales

We finance, install, maintain, own and operate complete on-site CHP systems that supply electricity and other energy services on a long-term, contractual basis. Our business model is to sell the energy to customers at a guaranteed discount rate to the rates charged by conventional utility suppliers. Customers benefit from our On-Site Utility in a number of ways:

◦	Guaranteed lower price for energy

◦	Only pay for the energy they use

◦	Reduced carbon taxation

◦	No capital costs for equipment, engineering and installation

◦	No equipment operating costs for fuel and maintenance

◦	Immediate cash flow improvement

◦	Measurable green impact by the reduction of CO2 produced

◦	No staffing, operations and equipment responsibility

Customers are billed monthly and benefit from a reduction in their current energy bills without the capital costs and risks associated with owning and operating a cogeneration or chiller system. Also, by outsourcing the management and financing of on-site energy facilities to us, they reap the economic advantages of CHP without the need for retaining specialized in-house staff with skills unrelated to their core business.

We obtain any necessary permits or regulatory approvals at our sole expense. Our agreements are generally for an initial term of 15 years, renewable for two additional five-year terms upon the mutual agreement of the parties. In general, customers incur an early termination fee if they terminate prior to the expiration of the agreement.

In regions where high electricity rates prevail, monthly payments for CHP energy services can yield attractive paybacks on our investments in On-Site Utility projects. We expect the price of natural gas to have a minor effect on the financial returns obtained from our energy service contracts because we believe the value of hot water and other thermal services produced from the recovered heat generated by the internal combustion engine in our On-Site Utility system will increase as a result of higher fuel costs. This recovered energy, which comprises up to 60% of the total heating value of fuel supplied to the CHP equipment, displaces fuel that would otherwise be burned in conventional, less-efficient boilers.

Service and Installation

We require our customers to sign long-term On-Site Utility agreements that include maintenance. The Company employs specially trained in-house staff or maintenance technicians to service the equipment we deploy. We also contract with TEDOM’s UK dealer to service and maintain these units during the initial two-year period of operation in order to preserve the manufacturer’s warranty. Our centralized remote monitoring capability allows us to keep track of our equipment in the field and provide a proactive approach to maintenance; ensuring the equipment is operating at peak efficiency for the customer. Mechanical and electrical installation works are performed by carefully selected approved contractors with experience in energy and cogeneration systems.

EUROSITE POWER INC.

Other Funding and Revenue Opportunities

As of December 31 2015, the Company had received initial term sheets from two possible project financing partners, Societe Generale Equipment Finance Limited (SGEF) and Macquarie Energy Leasing. In March 2016, an agreement with SGEF was entered into. The Company expects that a similar agreement will be finalized with the other financing partner in the second quarter of 2016. For projects which meet the financing partner’s criteria, these financing arrangements will give EuroSite Power access to the initial capital needed to fund site installations and equipment commissioning-related expenses. Implementation of these financing arrangements should allow the Company to pursue projects of larger size, scope or complexity which meet required return hurdles and attractive installation profiles and accelerate our growth.

The Company may be able to participate in the demand response market and receive payments due to the availability of its energy systems. Demand response programs provide payments for either the reduction of electricity usage or the increase in electricity production during periods of peak usage throughout a utility territory. Since our systems are highly efficient, we may be able to participate in various carbon reduction markets. We are currently not involved in any such activity as described above but it could become an opportunity in the future.

Sales and Marketing

Our On-Site Utility services are sold directly to end-users by our in-house marketing team and by established sales agents and representatives. We offer standardized packages of energy, equipment and services suited to the needs of property owners and operators in healthcare, hospitality, large residential, athletic facilities, certain industrial sites, and schools. This includes national accounts and other customer groups having a common set of energy requirements at multiple locations.

Our marketing efforts are focused on a property's decision-makers, including senior management and technical personnel. These individuals are best situated to recognize the gain in cash flow, the increase in net income and the preservation of capital our installations may offer.

We are also expanding our sales efforts by developing joint marketing initiatives with key industry suppliers. Particularly important are collaborative programs with natural gas utility companies. The economic viability of any CHP project is critically dependent upon effective utilization of recovered heat. The insight of the gas supplier to the customer is particularly effective in prospecting the most cost-effective DG sites in any region.

DG is currently enjoying growing support among utility regulators seeking to increase the reliability of electricity supply with cost effective environmentally responsible demand-side resources. Many European countries encourage DG through inter-connecting standards, incentives and/or supply planning. Unlike large central station power plants, DG investments can be made in small increments and with lead-times as short as just a few months, offering an attractive alternative to large, lengthy, and costly central power installations.

European governments are developing and refining various funding opportunities related to economic incentives and programs for DG operators. We believe our CHP systems fit very well with these programs.

Competition

We compete with utilities that provide electricity, companies that provide services similar to ours, and other forms of alternative energy. DG is beginning to gain acceptance in regions where energy customers are dissatisfied with the cost and reliability of traditional electricity service. These end-users, together with growing support from regulators, are creating a favorable climate for the growth of DG that is overcoming the objections of established utility providers. In general, our competitors are much larger than us in terms of revenues, assets and resources. We expect to compete with large utility companies by selling electricity to the same commercial building customers at a lower price. We sell directly to each building customer, but typically only supply 20%-60% of the electricity needs of the building. The remaining portion is supplied by the electric utility.

In the United Kingdom, we primarily compete with Veolia Cogeneration Limited, an alternative energy company with customers in the 50-500 kW range, ENER-G Holdings plc and Clarke Energy UK, a dealer for Jenbacher and a subsidiary of General Electric Company. Other companies in the same market are EC Power Systems and Baxi-SenerTec UK.

EUROSITE POWER INC.

Engine manufacturers sell DG units that range in size from a few kWs to many MWs in size. Those manufacturers are predominantly greater than 1 MW and include Caterpillar Inc., Cummins Power Generation Inc., and Waukesha, a subsidiary of General Electric Company. In many cases, we view these companies as potential suppliers of equipment and not as competitors.

The alternative energy market is emerging rapidly. Many companies are developing alternative and renewable energy sources including solar power, wind power, fuel cells and micro-turbines. Some of the companies in this sector include General Electric Company, BP p.l.c, Royal Dutch Shell and SunEdison, a division of MEMC Electronic Materials, Inc. (in the solar energy space); Plug Power, Inc. and FuelCell Energy, Inc. (in the fuel cell space); and Capstone Turbine Corporation, Ingersoll Rand PLC and Elliott Turbomachinery, a division of the Elliott Group, Inc. (in the micro-turbine space). The effect of these developing technologies on our business is difficult to predict; however, when their technologies become more viable for our target markets, we may be able to adopt their technologies into our On-Site Utility business model.

There are a number of energy service companies that offer related services. These companies include Siemens AG, Honeywell International Inc. and Johnson Controls Inc. In general, these companies seek large, diverse projects for electric demand reduction for campuses that include building lighting and controls, and electricity (in rare occasions) or cooling. Because of their overhead structures, these companies often solicit large projects rather than individual properties. Since we focus on small-to-mid size projects for energy supply, we believe we are well suited to work in tandem with these companies when the opportunity arises.

There are also a few local emerging cogeneration developers and contractors that are attempting to offer services similar to ours. To be successful, they need to have the proper experience in equipment and technology, installation contracting, equipment maintenance and operation, site economic evaluation, project financing and energy sales plus the capability to cover a broad region.

Financing Activities

For a summary of our financing activities, please see "Note 5 - Financing activities" and "Note 12 - Subsequent events" to our consolidated financial statements included herein.

Government Regulation

Our business is subject to evolving and increasingly stringent environmental regulations, in particular in the European Union.
Environmental regulation in the European Union countries is primarily tied to European directives and regulations. We are required to meet emissions specifications to operate our energy systems in the United Kingdom. However, it is our policy to be environmentally conscientious in every aspect of our operations. The cost of the Company complying with environmental regulations is minimal.
The majority of our activities require local construction permits or authorizations (such as electrical and mechanical) as well as utility interconnects. These operating permits are delivered by public authorities pursuant to authorization procedures. These permits require us to make various filings in certain jurisdictions including related to environmental emissions.
Government Incentives

At present the Company benefits from UK government measures designed to support the use of energy efficient equipment and carbon taxes that incentivizes customers to either reduce energy use or adopt more efficient on-site generation. The Company currently makes use of the Enhanced Capital Allowances which allows it to receive cash in the form of accelerated capital tax allowances. As of January 2016, the Company has received $1,014,649 in such allowances. Additionally a portion of the Company’s energy revenue is earned through sharing the value of any avoided carbon taxes our customers may otherwise have paid had our equipment not been used. This results from the characteristic of our equipment that reduces CO2 emissions and energy use. A portion of this avoided cost is passed on to us in the form of revenue. As of December 31, 2015 and 2014, approximately 13% and 10%, respectively, of the Company's revenue was from government incentives.

In connection with the Company earning revenue through government incentives, the Company depends on the following government incentive programs:

EUROSITE POWER INC.

The Company obtains revenue and savings through the UK government's CHP Quality Assurance program, or CHPQA. In order to obtain this incentive, the Company must submit equipment performance data to the government, and the Company’s equipment must meet certain quality standards. In exchange for meeting these requirements, the Company's equipment receives a quality assurance from the government, and our customers are allowed an exemption from the climate change levy. Part of the savings realized by our customers through the avoidance of the climate change levy is passed on to the Company, and the Company recognizes this as revenue. In addition, the Company also obtains savings through the Enhanced Capital Allowances scheme, or ECAs, allowed by CHPQA. In the United States, ECAs would be referred to as corporate income tax deductions. The use of ECAs in connection with the CHPQA allows the Company to write off 100% of its investment in energy saving technologies that are listed on the government’s Energy Technology List against its taxable profits in the same year.

The Company obtains revenue through the incentives provided by allowing customers to decrease the allowances they pay the government in connection with the CRC Energy Efficiency Scheme, or the CRC. The CRC is a mandatory program for large energy consumers in the UK. Organizations which participate in the CRC are required to monitor their energy use and report their energy supplies to the government annually. The government's reporting system applies emissions factors to calculate participants’ carbon dioxide emissions, or CO2, on the basis of this information. Participants must purchase and surrender allowances for their emissions. The Company's equipment allows customers participating in the CRC to decrease the amount of emission allowances they are required to purchase because of our equipment’s energy efficiency and CO2 reduction technology. Part of this savings is passed on to the Company, and we recognize it as revenue.

Employees

As of December 31, 2015, we had eight employees, seven full-time employees and one part-time employee. All our employees are located in the United Kingdom. We believe that our relationship with our employees is satisfactory. None of our employees are represented by a collective bargaining agreement.

Item 1A. Risk Factors.

An investment in our common stock, $.001 par value per share, or Common Stock, involves a high degree of risk. The following risk factors should be considered carefully in addition to the other information contained in this Annual Report. The risks below are not the only ones facing the Company. Additional risks not currently known to us or that we currently deem immaterial may also adversely affect us.

Risks Relating to Our Business

Our business model is untested outside the United States and may not be successful.

Our business model is to introduce the On-Site Utility solution of American DG Energy, our parent, into the United Kingdom and European markets. This business model is to distribute, own and operate clean energy systems that produce electricity, hot water, heat and cooling generated by a natural gas engine and related equipment owned by us at a customer’s site. Because we only commenced active operations in the U.K. within the last 48 months, it is extremely difficult to predict whether we will achieve any success in developing our business in the U.K. and Europe. We face not only the risks inherent in American DG Energy’s business in the United States, but there are potential negative factors affecting the United Kingdom and European markets that do not affect American DG Energy in the United States, such as our lack of full familiarity with those markets, local laws, regulations and the like. In addition, there may be additional potential negative factors in implementing our business model outside the United States of which we are unaware. For these reasons and others, there can be no assurance that our business model will achieve any level of success.

Our On-Site Utility concept is largely unproven in the United Kingdom and Europe and may not be accepted by a sufficient number of customers in our target markets. We have limited historical operating results upon which to assess our potential future financial performance, making it difficult for stockholders or prospective investors to assess the value of our stock.

The sale of cogeneration and cooling equipment has been successfully carried out by various providers for more than a decade. However, our On-Site Utility concept (i.e., the sale of on-site energy services, rather than equipment) is still in an early stage of implementation. Uncertainties with our On-Site Utility concept include the pricing of energy services and the structuring of contracts to provide cost savings to customers and optimum financial returns to us. There is no assurance that we will be successful in developing a profitable On-Site Utility business model in our target markets, and failure to do so would have a material adverse effect on our business and financial performance and the value of our stock.

EUROSITE POWER INC.

We expect to incur significant losses for at least the next year, and we may never achieve profitability.

Based upon our current plans, we expect to incur operating losses for at least the next year as we incur significant expenses associated with the implementation of our business plan. The failure to generate sufficient revenue could result in the possible closure of our business or force us to seek additional capital on unfavorable terms in order to continue business operations. There can be no assurance that the revenues we generate will be sufficient to achieve profitability or the timing thereof.

The Company is dependent on a limited number of large customers. The loss of, or inability to obtain and retain revenues from, one or more of these customers, or our inability to collect outstanding receivables from large customers could have a material adverse effect on the Company's financial results.

During the year ended December 31, 2015, the Company had energy revenues from three customers constituting 21%, 19% and 14%, respectively, of total 2015 revenues. During the year ended December 31, 2014, the Company had net sales to three customers constituting 34%, 27% and 15%, respectively, of total 2014 revenues. Accounts receivable from the Company’s four largest customers at December 31, 2015 was 36.3%, 11.6%, 10.5% and 10.1% of the accounts receivable balance.

The loss of or significant reduction in energy revenues from one or more of these customers, or an inability to collect on the accounts receivable balances from large customers, could have an adverse effect on the Company's financial results.

Unfavorable utility regulations make the installation of our systems more difficult or less economical; any slowdown in the utility deregulation process would be an impediment to the growth of our business.

In the past, many electric utility companies in the United States have raised opposition to the distributed generation of electricity, a critical element of our On-Site Utility concept. We may experience similar opposition in the United Kingdom and Europe. Such resistance has generally taken the form of what we consider to be unrealistic standards for interconnection, and the use of targeted rate structures as disincentives to combined generation of on-site power and heating or cooling services. The ability to obtain reliable and affordable back-up power through interconnection with the grid is essential to the business model of distributed generation companies such as ours. Utility policies and regulations in most jurisdictions are often not prepared to accommodate widespread on-site generation. These barriers erected by electric utility companies and unfavorable regulations, where applicable, may make the connection to the electric grid economically unfavorable and may be an impediment to the growth of our business. Development of our business could be adversely affected by any slowdown or reversal in the utility deregulation process or by difficulties in negotiating backup power supply agreements with electric providers in the areas where we intend to do business.

Our business depends on the price spread between fuel and electricity, and the variability of the prices of these components creates a risk that our projects will not be economically viable.

The economic viability of distributed generation projects is dependent upon the price spread between fuel and electricity prices. Volatility in one component of the spread, the cost of natural gas and other fuels (e.g., propane or distillate oil) may be managed to a greater or lesser extent by means of futures contracts. However, the regional rates charged for both base load and peak electricity services may decline periodically due to excess capacity arising from over-building of utility power plants or recessions in economic activity. Any sustained weakness in electricity prices could significantly limit the market for our On-Site Utility energy services.

A decrease in any of our energy systems' production of energy and the resulting repairs may lower revenue, increase cost, and cause us to lower the value of the energy system.

Any interruption in our energy system running can decrease the amount of energy it produces and therefore decrease our energy revenues. Inefficiently operating equipment may raise our operating costs for natural gas in connection with operation of the unit. If any of our systems repeatedly fail to properly produce energy, it may cause us to lower the value of the asset. Repairs and maintenance to energy systems we own or any required removal of a system from a site may be costly. Common causes of energy system production issues and common causes of energy system repairs include, but are not limited to, improper product installation, mechanical failure of a product, wear and tear, and insufficient energy demand.

We may fail to make sales to certain prospective customers because of resistance to the outsourcing of their service function by facilities management personnel. An inability to overcome such resistance may have an adverse impact on our business and results of operations.

EUROSITE POWER INC.

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

Changes in existing programs, including rebates, exemptions or other regulations in the United Kingdom, or other target markets, affording incentives relating to energy saving or climate change initiatives may have an adverse impact on our business and results of operations.
The Company obtains revenue and savings through the UK government's CHP Quality Assurance program, or CHPQA. In the event the Company's equipment receives a quality assurance from the government, our customers are allowed an exemption from the existing climate change levy. Part of the savings realized by our customers through the avoidance of the climate change levy is passed on to the Company in the form of revenue. In addition, the Company also obtains savings through the enhanced capital allowances scheme, or ECAs, allowed by CHPQA. The use of ECAs in connection with the CHPQA currently allows the Company to write off 100% of its investment in energy saving technologies that are listed on the government’s Energy Technology List (including CHP equipment) against the taxable profits (similar to U.S. corporate tax deductions) of the period during which we make our investment. Dimunition, repeal or non-renewal of these existing U.K. programs, or other programs in target markets, may have an adverse impact on our business and results of operations in the U.K and may adversely impact our planned expansion into other target markets in Europe.

The referendum on U.K. membership in the European Union (EU) may create a period of uncertainty which may impact the U.K. economy and our customers’ willingness to enter into long-term contracts which, in turn, would have a negative impact on our business and results of operations.
The European Union Reference Act 2015 requires the UK government to hold a referendum on the UK’s membership in the European Union on June 23, 2016, subject to parliamentary approval expected by mid-April. The outcome of the EU referendum and consequences for the UK could significantly impact the environment in which we and our customers operate, introducing significant new uncertainties in financial markets as well as the regulatory requirements and environment to which we and our customers are subject. Uncertainty as to the outcome of the referendum or resulting from a decision to exit the EU may adversely impact customer confidence or the domestic economy prior to the vote and following such vote. Such uncertainty may have an adverse impact on our business and results of operations.

Our operations are dependent on key personnel including sales and marketing personnel.
Our success depends on the contributions of our key management personnel, including Mr. Paul Hamblyn, the managing director of our operating subsidiary. Although the Company has entered into an employment agreement with Mr. Hamblyn, such agreement is terminable by either party upon giving six months’ notice to the other. Our sales and marketing efforts are primarily conducted by our in-house marketing team and established sales agents and representatives under the direction of Mr. Hamblyn. If we lose the services of any of such personnel, we could be delayed in or precluded from achieving our business objectives.

If we cannot create a network of skilled technical support personnel, we will be unable to grow our business.

Each additional customer site for our services requires the initial installation and subsequent maintenance and service of equipment to be provided by a team of technicians skilled in a broad range of technologies, including combustion, instrumentation, heat transfer, information processing, microprocessor controls, fluid systems and other elements of distributed generation. If we are unable to recruit, train, motivate, sub-contract, and retain such personnel in each of the regional markets where our business operates, we will be unable to grow our business in those markets.

EUROSITE POWER INC.

We operate in highly competitive markets and may be unable to successfully compete against competitors having significantly greater resources and experience.

Our business may be limited by competition from energy services companies arising from the breakup of conventional regulated electric utilities. Such competitors, both in the equipment and energy services sectors, are likely to have far greater financial and other resources than us and could possess specialized market knowledge with existing channels of access to prospective customer locations. We may be unable to successfully compete against those competitors to the detriment of our business and results of operations.

Future technology changes may render obsolete various elements of equipment comprising our On-Site Utility installations.

We must select equipment for our distributed generation projects so as to achieve attractive operating efficiencies, while avoiding excessive downtimes from the failure of unproven technologies. The effect on our business of developing alternative and renewal energy sources, including solar power, wind power, fuel cells and micro-turbines, is difficult to predict. If we are unable to achieve a proper balance between the cost, efficiency and reliability of equipment selected for our projects, or if our installed equipment becomes obsolete and must be replaced, our growth and profitability will be adversely impacted.

We may need to raise additional capital for our business through equity financings, which would dilute existing stockholders.

Future equity financings may be required to implement our overall business plan. As such, we may need to raise additional capital. Future equity financings will dilute the percentage ownership of our existing stockholders. Our ability to raise an adequate amount of capital and the terms of any capital that we are able to raise will be dependent upon our progress in implementing demonstration projects and related marketing service development activities. If we do not make adequate progress, we may be unable to raise adequate funds, which will limit our ability to expand our business. If the terms of any future equity financings are unfavorable, the dilutive impact on our stockholders might be severe.

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

American DG Energy is our single largest stockholder, and at December 31, 2015, American DG Energy controlled 48.0% of our outstanding Common Stock. Accordingly, American DG Energy and its affiliates will have significant influence in determining the outcome of any corporate transaction or other matter submitted to the stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets and other significant corporate actions. Unless significant participation of other stockholders takes place in such stockholder meetings, American DG Energy and its affiliates may be able to approve such matters itself. The concentration of ownership of the shares by American DG Energy and its affiliates may: (i) delay or deter a change of control of the Company; (ii) deprive stockholders of an opportunity to receive a premium for their shares as part of a sale of the Company; and (iii) affect the market price and liquidity of the shares. Without the consent of American DG Energy and its affiliates, we could be prevented from entering into transactions that are otherwise beneficial to us. The interests of American DG Energy and its affiliates may differ from or be adverse to the interests of our other stockholders. The effect of these rights and American DG Energy’s influence may impact the price that investors are willing to pay for our Common Stock. If American DG Energy sells a substantial number of shares of Common Stock in the public market, the market price of the shares could fall. The perception among the public that these sales will occur could also contribute to a decline in the market price of the shares.

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

EUROSITE POWER INC.

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

As an emerging growth company, our ability to access capital could be impacted by various factors. General market conditions or a slowdown in the economies of our target markets, interest rates, the perception of our potential future earnings and lack of cash distributions may adversely impact the willingness on the part of lenders to make loans to us. Any deterioration in the financial position of such lenders may make them unable to meet their obligations to us. Because our business is capital-intensive, difficulties obtaining adequate capital will impact our ability to grow.

Our ability to grow may be affected by our relationship with institutions and individuals that the Company depends on for financing.

The Company has been since inception dependent on certain related individuals and institutions for financing. If these institutions and individuals were to stop providing financing to the Company, the Company's growth potential would be adversely impacted. These individuals and institutions could use this relationship with the Company to influence the Company's future operations and decisions. Although the Company has recently entered into financing arrangements with one unrelated third party and is in negotiations with another unrelated financing source, there can be no assurance as to when the Company will be able to minimize or end its reliance on related individuals and institutions.

Our business is affected by general economic conditions and related uncertainties affecting markets in which we operate. Volatility in current economic conditions could adversely impact our business in 2016 and for the foreseeable future.

Volatility in current economic conditions could adversely impact our business in 2016 and beyond, resulting in reduced demand for our On-Site Utility services, increased rate of order cancellations or delays, increased risk of excess and obsolete inventories, increased pressure on the prices for our energy services; and greater difficulty in collecting accounts receivable. Any of these events may have an adverse impact on our results of operations. These uncertainties may also impact the timing of our installations and make quarter to quarter comparisons difficult.

Risks Relating to Our Common Stock

Our Common Stock is not currently traded at high volume, and you may be unable to sell at or near ask prices or at all if you need to sell or liquidate a substantial number of shares at one time.

Our Common Stock is currently traded, but with very low, if any, volume, based on trading on the OTCQX Best Market of the OTC Markets Group, meaning that the number of persons interested in purchasing our Common Stock at or near bid prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors including the fact that we are a smaller reporting company which is still relatively unknown to investors and others in the investment community that generate or influence sales volume. Even if we came to the attention of such persons, they may be risk-averse and reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our securities until such time as we became more seasoned and viable. In addition, many institutional investors, which account for significant trading activity, are restricted from investing in stocks that trade below specified prices, have less than specified market capitalizations, or have less than specified trading volume. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that you will be able to sell any shares held at times or at prices desired.

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

EUROSITE POWER INC.

Our Common Stock price is likely to vary significantly as a result of a number of factors, including the following:

•	the price of electricity and natural gas;

•	the failure of securities analysts to cover our Common Stock if a trading market develops or changes in financial estimates by analysts;

•	failure to meet the expected financial results;

•	dilutive issuances of securities;

•	sales of a substantial portion of our total issued and outstanding shares in the market;

•	investor perception of our Company and of the industry in which we compete; and

•	general economic, political and market conditions.

If we fail to remain current on the reporting or corporate governance requirements that apply to us, we could be removed from the OTCQX Best Market of the OTC Markets Group, which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities.

Companies with securities trading on the OTCQX Best Market of the OTC Markets Group must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and must be current in their reports under Section 13 or Section 15(d) of the Exchange Act, in order to maintain trading privileges on the OTCQX. In addition, OTCQX companies must maintain specific corporate governance standards. If we fail to remain current on our reporting requirements or fail to comply with applicable corporate governance requirements, shares of our Common Stock could be removed from the OTCQX Best Market. Upon any such removal, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Our Common Stock will likely be subject to price fluctuations which have often been significant for early stage companies like us which may adversely impact our ability to seek equity financing.

Historically, valuations of many early stage companies have been highly volatile. The securities of many of these companies have experienced significant price and trading volume fluctuations, unrelated to the operating performance or the prospects of such companies. If the conditions in the equity markets further deteriorate, we may be unable to finance our additional funding needs in the private or the public markets. There can be no assurance that any future offering will be consummated or, if consummated, will be at a share price equal or superior to the price paid by our prior investors even if we meet our technological and marketing goals.

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

EUROSITE POWER INC.

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

•
disclose certain executive compensation related items such as the correlation between executive compensation and financial performance and comparisons of the Chief Executive Officer's compensation to median employee compensation, when such disclosures are required.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our UK headquarters is located in Macclesfield, Cheshire and consists of 350 square feet of leased office space. The lease expires December 31, 2016. Storage and distribution of service parts and consumables is provided under a service agreement by a third party from their distribution centre and warehousing located in Leighton Buzzard, Bedfordshire.

EUROSITE POWER INC.

Our corporate headquarters is located in Waltham, Massachusetts and consists of 2,389 square feet of office and storage space that are subleased from Tecogen by our parent American DG Energy, and such space is shared with American DG Energy. American DG Energy is not currently charging the Company for utilizing its share of office space in the United States since it is insignificant in nature.

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

EUROSITE POWER INC.

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market

Our Common Stock started trading on the OTC tier of the OTC Markets, or the OTCQB, on July 25, 2012. It subsequently moved to the OTCBB tier of the OTC Markets, or the OTCBB. On January 27, 2016 it moved to the OTCQX Best Market. The market for our Common Stock is limited and volatile. The following table sets forth the high and low bid prices of our Common Stock for each of the periods indicated as reported by the OTCBB. The prices quoted on the OTCBB reflect inter-dealer prices, without retail mark-up, markdown or commissions. The OTCBB prices listed below may not represent actual transaction prices.

	2015		2014
	High	Low	High	Low
First Quarter	$1.50	$0.50	$0.75	$0.40
Second Quarter	1.00	0.56	0.95	0.50
Third Quarter	1.00	0.70	0.65	0.40
Fourth Quarter	1.05	0.50	0.60	0.30

 Holders

As of March 29, 2016, there were approximately 85 record holders of our Common Stock.

Share Repurchase

None.

Dividends

The Company has not declared any cash dividends in the last two fiscal years. We currently expect to retain earnings for use in the operation and expansion of our business, and therefore do not anticipate paying any cash dividends in the foreseeable future. In addition, the terms of any future debt or credit facility may preclude us from paying any cash dividends.

Recent Sales of Unregistered Securities

None.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements contained herein and related notes appearing elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review “Risk Factors” in this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

The Company distributes, owns and operates clean, on-site energy systems that produce electricity, hot water, heat and cooling in the United Kingdom. The Company derives sales from selling energy in the form of electricity, heat, hot water and cooling to its customers under long-term energy sales agreements (with a typical term of 10 to 15 years). The energy systems

EUROSITE POWER INC.

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

The Company has experienced total net losses since inception of $8.5 million. The Company owns the energy-producing equipment at the customer's site; therefore, the business is capital intensive. The Company believes that its existing resources, including cash and cash equivalents, future cash flow from operations, its ability to control certain costs, including those related to general and administrative expenses, the project financing arrangement with SGEF (see Note 10), the line of credit available from its CEO, and the use of capital from American DG Energy, will be sufficient to meet the working capital requirements of its existing business for the foreseeable future, including the next 12 months; however, as the Company continues to grow its business by adding more energy systems, the cash requirements will increase. Beyond March 30, 2017, the Company may need to raise additional capital through a debt financing or use capital provided by American DG Energy to meet its operating and capital needs. There can be no assurance, however, that the Company will be successful in these fund-raising efforts or that additional funds will be available on acceptable terms, if at all.

The Company's operations are comprised of one business segment. Our business is selling energy in the form of electricity, heat, hot water and cooling to our customers under long-term sales agreements.

Results of Operations

Fiscal Year Ended December 31, 2015 Compared with Fiscal Year Ended December 31, 2014

Revenues

Revenues for the year ended December 31, 2015 were $2,198,721 compared to $1,577,873 for the same period in 2014, an increase of 620,848 or 39%. The increase is attributed to the installation of additional systems in 2015. Active systems increased to 29 at December 31, 2015 compared to 21 at December 31, 2014.

Cost of Sales

Cost of sales, including depreciation, for the year ended December 31, 2015 was $2,314,525 compared to $1,799,284 for the same period in 2014. The increase of $515,241 or 29% was due to increased expenses of $381,645 related to fuel consumption, maintenance and installation costs for more units in operation and increased depreciation expenses of $83,333 on a larger installed base of energy-generating assets.

Operating Expenses

General and administrative expenses were $884,021 for the year ended December 31, 2015, compared to $877,097 for the same period in 2014, an increase of $6,924 or 0.8%. The general and administrative expenses increased due to an increase in accounting and insurance expenses.

Selling expenses were $478,808 for the year ended December 31, 2015, compared to $491,734 for the same period in 2014, a decrease of $12,926 or 2.6%. Selling expenses decreased due to reduction of salaries and commission expense.

Engineering expenses were $248,957 for the year ended December 31, 2015, compared to $111,798 for the same period in 2014, an increase of 137,159 or 123%. Engineering expense increased due to the expense of adding a new technician and increased consulting expenses.

Other Income (Expense)

Other Income (Expense) decreased from an expense of $1,255,738 for the year ended December 31, 2014 to an expense of $36,708 for the year ended December 31, 2015. The primary reason for the decrease of $1,219,030 or 97% was a debt conversion inducement expense of $508,333 and a loss on the extinguishment of debt of $713,577 in 2014. These amounts resulted from various conversions, amendments and exchanges of debt during 2014. Interest expense was $42,238 for the year ended December 31, 2015, compared to $46,510 for the same period in 2014. The decrease was due to the conversion of convertible debentures into common stock early in the fourth quarter of 2014.

EUROSITE POWER INC.

Benefit for Income Taxes

Benefits from income taxes decreased for 2015 to a benefit of $380,176 from $648,917 for 2014, a decrease of 268,741 or 41%. The reason for this benefit is that we filed claims for energy incentives with the UK government under the "Enhanced Capital Allowance" program. Another reason for this decrease is that in 2014, we filed taxes for 2 years and in 2015 we filed taxes for one year.

Net Loss

The net loss was $1,384,122 for the year ended December 31, 2015, compared to a net loss of $2,308,861 for the same period in 2014, The decrease in the net loss of $924,739 or 40% was primarily due to debt conversion inducement expense and the loss on extinguishment of convertible debt contributing approximately $1.2 million to the 2014 loss.

Liquidity and Capital Resources

Working capital at December 31, 2015 was $750,948. Included in working capital were cash and cash equivalents of $587,819.

Cash used in operating activities was $365,186 for the year ended December 31, 2015 compared to $796,024 in 2014. For 2015, the net loss of $1,384,122 was offset by several non-cash operating expenses, including depreciation and amortization of $409,555, site impairments of $246,935 and stock based compensation of $77,059. Our inventory balance increased to $137,093 at December 31, 2015 compared to $99,925 at December 31, 2014, using $37,168 of cash. Changes in payroll and increased engine maintenance also contributed to cash used in operating activities. For more information see Note 4 "Accrued expenses and other current liabilities."

Our investing activities, primarily in site property and equipment, used $1,823,847 of cash in 2015, and our financing activities used $1,000,000 of cash, in 2015 for the repayment of debt. Financing activities in 2014 included raising $1,450,000 of funds from an offering of 4% Senior Convertible Notes Due 2018, a related party loan of $3,000,000 and $1,489,329 of funds raised through two private placements of Common Stock, net of offering costs.

The Company owns the energy-producing equipment at the customer's site; therefore, the business is capital intensive. The Company believes that its existing resources, including cash and cash equivalents, future cash flow from operations, project financing facility, and its ability to control certain costs, including those related to general and administrative expenses, and the use of capital from its parent company, will be sufficient to meet the working capital requirements of its existing business for the foreseeable future, including the next 12 months; however, as the Company continues to grow its business by adding more energy systems, the cash requirements will increase. The Company has at times received financing from its parent company, and the parent company has the intention to continue such support as needed. Beyond March 30, 2017, if the Company cannot raise capital by the existing equity fundraising effort or its existing project financing facility, it may need to raise additional capital through a debt financing or use capital provided by its parent to meet its operating and capital needs. There can be no assurance, however, that the Company will be successful in these fund-raising efforts or that additional funds will be available on acceptable terms, if at all.

Our ability to continue to access capital could be impacted by various factors including general market conditions and the continuing slowdown in the global or UK economy, interest rates, the perception of our potential future earnings and cash distributions, any unwillingness on the part of lenders to make loans to us and any deterioration in the financial position of lenders that might make them unable to meet their obligations to us. If these conditions continue and we cannot raise funds through a public or private debt financing, project financing, or an equity offering, our ability to grow our business may be negatively affected and the Company may need to suspend any new installation of energy systems and significantly reduce its operating costs until market conditions improve.

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

Seasonality

The majority of our energy sales are in the winter.

Inflation

We install, maintain, finance, own and operate complete on-site CHP systems that supply, on a long-term, contractual basis, electricity and other energy services. We sell the energy to customers at a guaranteed discount rate to the rates charged by conventional utility suppliers. Our customers benefit from a reduction in their current energy bills without the capital costs and risks associated with owning and operating a CHP or chiller system. Inflation will cause an increase in the rates charged by conventional utility suppliers. Since we bill our customers based on the most current electric utility rates, which is usually the same monthly energy rate as production, our pricing will increase in tandem. This will positively affect our revenue. However, inflation might cause both our investment and cost of goods sold to increase, therefore lowering our return on investment and depressing our gross margins.

Off-Balance Sheet Arrangements

During the years ended December 31, 2015 and 2014, we did not have any off-balance sheet arrangements, including any outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

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

Item 9A. Controls and Procedures.

Management’s evaluation of disclosure controls and procedures:

Our disclosure controls and procedures are designed to provide reasonable assurance that the control system’s objectives will be met. Our management, including our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, or the Evaluation Date, have concluded that as of the Evaluation Date, our disclosure controls and procedures are not effective.

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

EUROSITE POWER INC.

Management’s Annual Report on Internal Control over Financial Reporting:

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Exchange Act. Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion of this evaluation. Based on this evaluation, management concluded that the Company’s internal control over financial reporting is not effective as of December 31, 2015. Considerable progress was made during 2015 with the addition of competent staff, competent consultants and changes in processes, however, management has concluded that it is not yet satisfied with the controls related to the estimation of fair value of long-lived assets of the Company.

In the past, the Company had concluded that it did not have personnel with a sufficient level of accounting knowledge, experience and training in the selection, application and implementation of generally accepted accounting principles as it relates to complex transactions and financial reporting requirements, including specifically at December 31, 2014, controls related to revenue recognition.  Considerable progress was made during 2014 and 2015 with the addition of competent staff, competent consultants and changes in processes, and management has concluded that it is satisfied with the number of controls and the operating effectiveness of those controls over the revenue recognition process of the Company.  However, at December 31, 2015, the Company determined that the controls and processes around identifying events or changes in circumstances that would require an impairment test of its long-lived assets, estimating the future cash flows related to those long-lived assets and estimating the fair value of those long-lived assets, as required, were not adequate.  The Company determined that these conditions represented a material weakness at December 31, 2015.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

Changes to Disclosure Controls and Procedures and Changes to Internal Controls over Financial Reporting:

Remediation steps were taken in 2014 and 2015 with the addition of a new Chief Financial Officer with public company experience, an internal securities counsel, a GAAP consultant and an experienced accounting firm to advise management on complex accounting issues and disclosure controls and processes. In addition, during the period, processes were enhanced to ensure complex business and accounting issues are properly recorded and disclosed in accordance with GAAP. Controls were also changed and enhanced in the site construction-in-process, revenue recognition and financial reporting close processes. Control steps were added to the revenue recognition process, such as invoice review and examination of supporting utility bills and reconciliation to the general ledger.

EUROSITE POWER INC.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is incorporated by reference to the applicable information set forth in the proxy statement to be filed with the SEC not later than 120 days after the end of our fiscal year.

Item 11. Executive Compensation.

The information required by Item 11 is incorporated by reference to the applicable information set forth in the proxy statement to be filed with the SEC not later than 120 days after the end of our fiscal year.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is incorporated by reference to the applicable information set forth in the proxy statement to be filed with the SEC not later than 120 days after the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is incorporated by reference to the applicable information set forth in the proxy statement to be filed with the SEC not later than 120 days after the end of our fiscal year.

Item 14. Principal Accounting Fees and Services.

The information required by Item 14 is incorporated by reference to the applicable information set forth in the proxy statement to be filed with the SEC not later than 120 days after the end of our fiscal year.

EUROSITE POWER INC.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	Index To Financial Statements and Financial Statements Schedules:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2015 and 2014

Consolidated Statements of Operations for the years ended December 31, 2015 and 2014

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2015 and 2014

Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014

Notes to Consolidated Financial Statements

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions, or are inapplicable, and therefore have been omitted.

EUROSITE POWER INC.

(b)	Exhibits

Set forth below is a list of exhibits that are being filed with, or incorporated by reference into, this Annual Report on Form 10-K.

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

10.7
Facilities, Support Services, and Business Agreement, dated August 8, 2014, between Tecogen Inc. and American DG Energy Inc. (incorporated by reference to Exhibit 10.1 of American DG Energy Inc.'s Quarterly Report on Form 10-Q, as filed with the SEC on August 14, 2014) and as amended on August 7, 2015 (incorporated by reference to Exhibit 10.01 of American DG Energy Inc.’s Current Report on Form 8-K as filed with the SEC on August 13, 2015).

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

10.11
Convertible Note Amendment Agreement, dated October 3, 2014, among the Company, American DG Energy, John N. Hatsopoulos, and certain investors (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the SEC on October 6, 2014).

EUROSITE POWER INC.

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

EUROSITE POWER INC.

10.32
Revolving Line of Credit Agreement between the Company and Elias Samaras dated as of June 30, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 9, 2015).

10.33
Project financing agreement, the Master Assignment of Receivables Agreement, between the Company and Societe Generale Equipment Finance Limited dated as of March 3, 2016 (incorporated by reference to Exhibit 10.1 to the Company Current Report on Form 8-K filed with the SEC on March 9, 2016)

10.34
Project financing agreement, the Master Assignment Agreement, between the Company and Macquarie Equipment Finance Limited dated as March 24, 2016 (incorporated by reference to Exhibit 10.1 to the Company Current Report on Form 8-K filed with the SEC on March 30, 2016)

10.35
Project financing agreement, the Finance Programme Agreement, between the Company and Macquarie Equipment Finance Limited dated as March 24, 2016 (incorporated by reference to Exhibit 10.2 to the Company Current Report on Form 8-K filed with the SEC on March 30, 2016)

10.36
Collaboration agreement between the Company and Tedom a.s., dated as of March 29, 2016 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on March 30, 2016)

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Form 10, as amended, originally filed with the SEC on August 16, 2011).

21.1	List of subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Form 10, as amended, originally filed with the SEC on August 16, 2011).

23.1#	Consent of Wolf & Company, P.C.

31.1#	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2#	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer (Furnished herewith).

101.1#
The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders' Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements, tagged as blocks of text and in detail.

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

EUROSITE POWER INC.
(Registrant)

By: /s/ Elias Samaras
Chief Executive Officer, President, & Director
(Principal Executive Officer)

By: /s/ Bonnie J. Brown
Chief Financial Officer, Secretary and Treasurer
(Principal Financial and Accounting Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Elias Samaras and Bonnie J. Brown, or either of them, each with the power of substitution, his or her attorney-in-fact, to sign any amendments to this Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Elias Samaras	Chief Executive Officer, President, and Director	March 30, 2016
Elias Samaras	(Principal Executive Officer)

/s/ Bonnie Brown	Chief Financial Officer, Treasurer, Secretary	March 30, 2016
Bonnie Brown	(Principal Financial and Accounting Officer)

/s/ John Hatsopoulos	Chairman of the Board of Directors	March 30, 2016
John Hatsopoulos

/s/ Ahmed F. Ghoniem	Director	March 30, 2016
Ahmed F. Ghoniem

/s/ James C. Devas	Director	March 30, 2016
James C. Devas

/s/ Bruno Meier	Director	March 30, 2016
Bruno Meier

/s/ Joan Giacinti	Director	March 30, 2016
Joan Giacinti

/s/ Marcel Cassard	Director	March 30, 2016
Marcel Cassard

EUROSITE POWER INC.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of

EuroSite Power Inc.

We have audited the accompanying consolidated balance sheets of EuroSite Power Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform our audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the consolidated financial position of EuroSite Power Inc. and subsidiaries as of December 31, 2015 and 2014 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ WOLF & COMPANY, P.C.

Boston, Massachusetts
March 30, 2016

EUROSITE POWER INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$587,819	$3,776,852
Accounts receivable	303,782	152,664
Value added and other tax receivable	(5,297)	72,202
UK energy tax incentives receivable	369,485	648,917
Inventory	137,093	99,925
Other current assets	57,152	33,655
Total current assets	1,450,034	4,784,215
Property and equipment, net	7,516,262	6,348,905
Other assets, long term	11,004	16,764
TOTAL ASSETS	$8,977,300	$11,149,884

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$412,272	$338,067
Accrued expenses and other current liabilities	286,814	130,252
Total current liabilities	699,086	468,319
Long-term liabilities:
Convertible debentures	1,585,264	1,645,444
Convertible debentures due to related parties	951,158	987,266
Note payable - related party	2,000,000	3,000,000
Total liabilities	5,235,508	6,101,029
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 65,747,100 issued and outstanding at December 31, 2015 and 2014	65,747	65,747
Additional paid-in capital	12,224,064	12,147,005
Accumulated deficit	(8,548,019)	(7,163,897)
Total stockholders’ equity	3,741,792	5,048,855
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,977,300	$11,149,884

The accompanying notes are an integral part of these consolidated financial statements

EUROSITE POWER INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31,

	2015	2014
Revenues
Energy revenues	$2,144,248	$1,486,154
Turnkey & other revenues	54,473	91,719
	2,198,721	1,577,873
Cost of sales
Fuel, maintenance and installation	1,661,880	1,280,235
Site impairments	246,935	196,672
Depreciation expense	405,710	322,377
	2,314,525	1,799,284
Gross profit (loss)	(115,804)	(221,411)
Operating expenses
General and administrative	884,021	877,097
Selling	478,808	491,734
Engineering	248,957	111,798
	1,611,786	1,480,629
Loss from operations	(1,727,590)	(1,702,040)
Other income (expense)
Interest and other income	5,530	12,682
Interest expense	(42,238)	(46,510)
Debt conversion inducement expense	—	(508,333)
Loss on extinguishment of convertible debt	—	(713,577)
	(36,708)	(1,255,738)
Loss before income taxes	(1,764,298)	(2,957,778)
Benefit for income taxes	380,176	648,917
Net loss	$(1,384,122)	$(2,308,861)

Net loss per share - basic and diluted	$(0.02)	$(0.04)
Weighted-average shares outstanding - basic and diluted	65,747,100	58,889,600

The accompanying notes are an integral part of these consolidated financial statements

EUROSITE POWER INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock $0.001 Par Value
	Number of Shares		Amount		Additional Paid-In Capital		Accumulated Deficit		Total Stockholders' Equity
Balance at December 31, 2013	56,747,100		$56,747		$6,690,610		$(4,855,036)		$1,892,321

Sale of common stock, net of costs	3,000,000	—	3,000	—	1,486,329	—	—	—	1,489,329
Stock repurchase	(100,000)		(100)		(42,902)		—		(43,002)
Conversion of debentures to common stock	6,100,000		6,100		3,847,969		—		3,854,069
Stock-based compensation expense	—		—		164,999		—		164,999
Net loss	—		—		—		(2,308,861)		(2,308,861)
Balance at December 31, 2014	65,747,100		65,747		12,147,005		(7,163,897)		$5,048,855

Stock-based compensation expense	—	—	—		77,059		—		77,059
Net loss	—		—		—		(1,384,122)		(1,384,122)
Balance at December 31, 2015	65,747,100		$65,747		$12,224,064		$(8,548,019)		$3,741,792

The accompanying notes are an integral part of these consolidated financial statements

EUROSITE POWER INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31,

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,384,122)	$(2,308,861)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash debt conversion inducement expense	—	508,333
Depreciation	409,555	327,806
Loss on extinguishment of debt	—	713,577
Non-cash site impairments	246,935	196,672
Amortization of convertible debt premium	(96,288)	(109,332)
Stock-based compensation	77,059	164,999
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	(151,118)	850
Value added and other tax receivable	77,499	(68,661)
UK energy tax receivable incentives	279,432	(648,917)
Inventory	(37,168)	285,735
Prepaid and other current assets	(23,497)	(38,578)
Other assets, long term	5,760	(14,255)
Increase (decrease) in:
Accounts payable	74,205	135,436
Accrued expenses and other current liabilities	156,562	59,172
Net cash used in operating activities	(365,186)	(796,024)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,823,847)	(2,843,053)
Net cash used in investing activities	(1,823,847)	(2,843,053)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on note payable - related party	(1,000,000)	—
Proceeds from sale of common stock, net of costs	—	1,489,329
Share repurchases	—	(43,002)
Proceeds from note payable - related party	—	3,000,000
Proceeds from convertible debentures	—	1,450,000
Net cash provided by (used in) financing activities	(1,000,000)	5,896,327
Net increase (decrease) in cash and cash equivalents	(3,189,033)	2,257,250
Cash and cash equivalents, beginning of the year	3,776,852	1,519,602
Cash and cash equivalents, end of the year	$587,819	$3,776,852
Supplemental disclosures of cash flows information:
Cash paid or received during the year for:
Interest	$141,770	$121,367
Income taxes	$12,170	$—
Non-cash investing and financing activities:
Convertible debentures exchanged for common stock	$—	$3,345,736
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

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and include the accounts of the Company and its wholly-owned subsidiary, EuroSite Power Limited, a United Kingdom registered company. On July 9, 2010, American DG Energy invested $45,000 in exchange for 45 million shares of the Company’s common stock, par value $0.001 per share, or Common Stock, and obtained a controlling interest in the Company. Also on July 9, 2010, Nettlestone Enterprises Limited, invested $5,000 in exchange for 5 million shares of the Company’s Common Stock. As of December 31, 2015, American DG Energy owned a 48.0% interest in the Company and consolidates the Company into its financial statements in accordance with GAAP.

The Company’s operations are comprised of one primary business segment. The Company’s business is to sell energy in the form of electricity, heat, hot water and cooling to its customers under long-term sales agreements. Occasionally the Company will sell equipment or services to interested parties.

The Company has experienced total net losses since inception of $8.5 million. For the foreseeable future, the Company expects to experience continuing operating losses and negative cash flows from operations as its management executes its current business plan. The Company believes that its existing resources, including cash and cash equivalents, future cash flow from operations, its ability to control certain costs, including those related to general and administrative expenses, project financing arrangements (see Note 12), the line of credit available from its CEO, and the use of capital from American DG Energy, will be sufficient to meet the working capital requirements of its existing business for the foreseeable future, including the next 12 months; however, as the Company continues to grow its business by adding more energy systems, the cash requirements will increase. Beyond March 30, 2017, the Company may need to raise additional capital through additional external financing arrangements, debt or equity financings or use of capital provided by American DG Energy to meet its operating and capital needs. There can be no assurance, however, that the Company will be successful in these fund-raising efforts or that additional funds will be available on acceptable terms, if at all.

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

EUROSITE POWER INC.

Revenue Recognition

Revenue from energy contracts is recognized when electricity, heat, and chilled water is produced by the cogeneration systems on-site. The Company bills each month based on various meter readings installed at each site. The amount of energy produced by on-site energy systems is invoiced, as determined by a contractually defined formula. Under certain energy contracts, the customer directly acquires the fuel to power the systems and receives credit for that expense from the Company. The credit is recorded as cost of sales. Revenues from operations, including shared savings, are recorded when provided and verified. Maintenance service revenue is recognized over the term of the agreement and is billed on a monthly basis in arrears.

As a by-product of the energy business, in some cases, the customer may choose to have the Company construct the system for them rather than have it owned by the Company. In this case, the Company accounts for revenue, or turnkey revenue, and costs using the percentage-of-completion method of accounting. Under the percentage-of-completion method of accounting, revenues are recognized by applying percentages of completion to the total estimated revenues for the respective contracts. Costs are recognized as incurred. The percentages of completion are determined by relating the actual cost of work performed to date to the current estimated total cost at completion of the respective contracts. When the estimate on a contract indicates a loss, the Company records the entire expected loss, regardless of the percentage of completion. The excess of contract costs and profit recognized to date on the percentage-of-completion accounting method in excess of billings will be recorded as unbilled revenue. Billings in excess of related costs and estimated earnings are recorded as deferred revenue, included in accrued expense and other current liabilities.

Customers may buy out their long-term obligation under energy contracts and purchase the underlying equipment from the Company. Any resulting gain on these transactions is recognized over the payment period in the accompanying consolidated statements of operations.

Other revenue represents various types of ancillary activities for which the Company expects to engage in from time to time such as the sale of equipment and feasibility studies.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Concentrations and Credit Risk

Financial instruments, which potentially subject the Company to concentrations and credit risk, consist of highly liquid cash equivalents. The Company has cash balances in certain financial institutions in amounts which occasionally exceed current deposit insurance limits. The financial stability of these institutions is continually reviewed by senior management. As of December 31, 2015, the Company had a balance of $587,819 in cash and cash equivalents and short-term investments. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

In 2015, one customer accounted for 21% of the Company's revenues, a second customer accounted for 19% of revenues and a third customer accounted for 14% of revenues. In 2014, one customer accounted for 34% of the Company's revenues, a second customer accounted for 27% of revenues and a third customer accounted for 15% of revenues.

As of December 31, 2015, four customers individually accounted for 36.3%, 11.6%, 10.5% and 10.1% of the accounts receivable balance. As of December 31, 2014, four customers individually accounted for 20.0%, 17.1%, 14.9% and 12.1% of the accounts receivable balance.

Accounts Receivable

The Company maintains receivable balances with its customers. The Company reviews its customers’ credit history before extending credit and generally does not require collateral. An allowance for doubtful accounts is established based upon factors surrounding the credit risk of specific customers, historical trends and other information. Bad debt is written off against the allowance for doubtful accounts when identified by management. As of December 31, 2015 and 2014, the Company has not identified any accounts that require a bad debt allowance.

EUROSITE POWER INC.

Inventory

Inventories are stated at the lower of cost, on a first-in, first-out basis, or market. Inventory is reviewed periodically for slow-moving and obsolete items.

Supply Concentrations

The majority of the Company’s energy generation unit purchases for the year ending December 31, 2014, were from one vendor (see “Note 8 - Related parties”). During the year ended December 31, 2015, the Company purchased energy generation equipment from alternate vendors. The Company purchased substantially all of its energy generation systems, including installation and maintenance from this alternate vendor, who accounted for 47.7% of all purchases during the year ended December 31, 2015. The Company believes there are sufficient alternative vendors available to ensure a constant supply of cogeneration units on comparable terms. The Company believes there are sufficient alternative vendors available to ensure a constant supply of maintenance and installation services on comparable terms. However, in the event of a change of vendor, there could be a delay in installation or maintenance services.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method at rates sufficient to write off the cost of the applicable assets over their estimated useful lives. Repairs and maintenance are expensed as incurred.

The Company reviews its energy systems for potential impairment whenever events or changes in business circumstances indicate that the carrying value of the assets may not be fully recoverable or that the useful lives of the assets will no longer be appropriate. The Company evaluates the recoverability of its long-lived assets when potential impairment is indicated by comparing the remaining net book value of the assets to the estimated future undiscounted cash flows attributable to such assets. The useful life of the Company’s energy systems is the lesser of the economic life of the asset or the term of the underlying contract with the customer, typically 12 to 15 years. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. During the years ended December 31, 2015 and 2014, the Company recorded asset impairment losses totaling $246,935 and $196,672, respectively, relating to certain of its energy systems as a result of changing or unexpected conditions with respect to the energy systems which impact the estimated future cash flows. The conditional changes impacting the estimated future cash flows related to these assets resulted from changes in the level of demand for electricity and/or hot water at particular installations, finalization of start-up period customization at particular installations and/or price changes in electrical and natural gas rates, all of which impacted estimated future cash flows.

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date based on the estimated fair value of the award and is recognized as an expense in the consolidated statements of operations over the requisite service period. The fair value of stock options granted is estimated using the Black-Scholes option pricing valuation model. The Company recognizes compensation on a straight-line basis for each separately vesting portion of the option award. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Since the Company has limited trading volume, expected volatility was calculated based on the average volatility of 4 companies in the same industry as the Company. The average expected life is estimated using the simplified method for “plain vanilla” options. The simplified method determines the expected life in years based on the vesting period and contractual terms as set forth when the award is made. The Company uses the simplified method for awards of stock-based compensation since it does not have the necessary historical exercise and forfeiture data to determine an expected life for stock options. The risk-free interest rate is based on United States Treasury zero-coupon issues with a remaining term which approximates the expected life assumed at the date of grant. When options are exercised, the Company normally issues new shares.

See “Note 6 – Stockholders’ equity” for a summary of the stock option activity under our 2011 Stock Incentive Plan, as amended, and the UK Sub-Plan for the periods ending December 31, 2015 and 2014, respectively.

Loss per Common Share

The Company computes basic loss per share by dividing net loss for the period by the weighted-average number of shares of Common Stock outstanding during the period. The Company computes its diluted earnings per common share using the treasury stock method. For purposes of calculating diluted earnings per share, the Company considers its shares issuable

EUROSITE POWER INC.

in connection with stock options, warrants and debentures to be dilutive Common Stock equivalents when the exercise price is less than the average fair market value of the Company’s Common Stock for the period. For the year ended December 31, 2015, the Company excluded 11,110,000 anti-dilutive shares resulting from exercise of stock options, warrants and convertible debentures, and for the year ended December 31, 2014, the Company excluded 11,305,000 anti-dilutive shares resulting from the exercise of stock options and warrants. All shares issuable for both periods were anti-dilutive because of the reported net loss.

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

The Company files income tax returns in the U.S. federal jurisdiction and a foreign jurisdiction. Due to the Company's NOL carryforward, the IRS can audit for the years 2011 through 2014. The IRS has the ability to audit the deduction for net operating losses in the year taken. We do not have an IRS audit underway at this time.
The Company uses a comprehensive model for the recognition, measurement and financial statement disclosure of uncertain tax positions. Unrecognized benefits are the differences between tax positions taken, or expected to be taken, in tax returns and the benefits recognized for accounting purposes.

Fair Value of Financial Instruments

The Company’s financial instruments are cash, cash equivalents and convertible debentures and note payable-related party. The recorded values of cash and cash equivalents approximate their fair values based on their short-term nature. The carrying value of the convertible debentures and note payable - related party on the balance sheet at December 31, 2015 approximates fair value as the terms approximate those currently available for similar instruments.

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

In August 2014, the FASB issued ASU 2014-15 "Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern". The new standard provides guidance around management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, ending after December 15, 2016. Early adoption is permitted. The adoption of this ASU is not expected to have a material impact on our consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes" to simplify the presentation of deferred income taxes. Under current GAAP, an entity is required to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. The new standard requires deferred tax liabilities and assets to be classified as noncurrent in a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments. The new standard will align the presentation of deferred income tax and liabilities with International Reporting Standards (IFRS), which requires deferred tax assets and liabilities to be classified as noncurrent in a classified statement of financial position. The amendments take effect for

EUROSITE POWER INC.

financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods.

Note 2 — Inventory:

As of December 31, 2015 and 2014, the Company had $137,093 and $99,925, respectively, in inventory which consisted of finished goods. As of December 31, 2015 and 2014, there were no reserves recorded against inventory.

Note 3 - Property and equipment:

Property and equipment consist of the following as of December 31, 2015 and 2014, respectively:

	2015	2014
Energy systems	$7,527,616	$5,663,510
Computer equipment and software	11,183	10,585
Vehicles	29,398	—
	7,568,197	5,674,095
Less -- accumulated depreciation	(763,587)	(385,035)
	6,804,610	5,289,060
Construction in progress	711,652	1,059,845
	$7,516,262	$6,348,905

Depreciation expense was $409,555 and $327,806, for the years ended December 31, 2015 and 2014, respectively.

Note 4 - Accrued expenses and other current liabilities:

As of December 31, 2015 and 2014, accrued expenses and other current liabilities consisted of:

	2015	2014
Audit accrual	$93,306	$73,064
Payroll accrual	75,586	16,239
Engine maintenance	77,989	23,997
Accrued interest	26,818	16,187
Other current liabilities	13,115	765
Total	$286,814	$130,252

Note 5 - Financing activities:

Convertible Debentures

On February 26, 2013, the Company issued a promissory note in the amount of $1,100,000 to American DG Energy, its parent. Under the terms of the agreement, the Company is required to pay interest at a rate of 6% per annum payable quarterly in arrears.

On June 14, 2013, the Company entered into subscription agreements with certain investors, including American DG Energy for a private placement of an aggregate principal amount of $4,000,000 of 4.00% Senior Unsecured Convertible Notes Due 2015, or the Notes. In connection with the private placement, American DG Energy exchanged a promissory note in the aggregate principal amount of $1,100,000, originally issued on February 26, 2013 (the "Old Note"), for a like principal amount of the Notes and cash paid for any accrued but unpaid interest on the Old Note. The original maturity date of the Notes was June 14, 2015. The proceeds of the offering of the Notes were used in connection with the development and installation of current and new energy systems, business development and for general corporate purposes.

EUROSITE POWER INC.

The holders of the Notes are subject to and entitled to the benefits of the 4% Senior Convertible Notes due 2015 Noteholders Agreement, dated June 14, 2013, or the Noteholders Agreement. The Notes were scheduled to mature on June 14, 2015 and accrue interest at the rate of 4.0% per annum payable in cash on a semi-annual basis. At the Investor's option, the Notes may be converted into shares of the Company's common stock at an initial conversion rate of 1,000 shares of common stock per $1,000 principal amount of Notes, subject to adjustment. At the scheduled maturity date, each of the Investors will have the following options: request payment of their principal amount and accrued interest in cash; extend the term of the Notes for an additional 3 years with an automatic decrease in interest rate to 3.0% per annum; or exchange the Notes for a new non-convertible note with a 3-year maturity and a 6.0% per annum interest rate; no accrued interest will be lost on such exchange.

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

On February 20, 2014, the Company entered into a Note Exchange Agreement with American DG Energy and other investors whereby the parties agreed to exchange the $4,000,000 of 4.00% Senior Unsecured Convertible Notes Due 2015 for New Notes. The effect of the Note Exchange Agreement (a) extended the maturity date from June 14, 2015 to June 14, 2017, (b) adjusted the conversion price of the notes which changed from 1,000 shares of the Company’s common stock for each $1,000 of principal converted to 1,667 shares of the Company’s common stock for each $1,000 of principal converted, and (c) eliminated the Holders’ options to extend the Notes.  Management analyzed the impact of the Note Exchange Agreement and determined that the Notes and the New Notes were substantially different and, as a result, has recognized a loss on extinguishment of $713,577 to recognize the excess of the fair value of the New Notes that were issued in the exchange over the carrying value of the Notes surrendered as well as debt issue costs. As a result of the application of extinguishment accounting, the Company has recorded the New Notes at fair value as of the date of the exchange. Because fair value of the New Notes is $4,656,000 and the carrying value is $4,000,000, a premium of $656,000 was established. The Company will amortize the premium over the life of the New Notes. The fair value of the New Notes was determined using a binomial lattice model.  The following table provides quantitative information used in the valuation of the fair value measurement, including the assumptions for the significant unobservable inputs used in the binomial lattice model valuation:

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

On April 15, 2014, April 24, 2014, May 20, 2014 and June 9, 2014, the Company, entered into subscription agreements with European investors, a principal owner of the Company and John Hatsopoulos, a related party and chairman of the Company's Board of Directors, for the sale of $1,450,000, of 4% Senior Convertible Notes due 2018 ("2014 Notes"). The 2014 Notes will mature in four years and will accrue interest at the rate of 4% per annum payable on a semi-annual basis. At the holder’s option, the 2014 Notes may be converted into shares of the Company’s common stock at a conversion price of $0.60 per share, subject to adjustment in certain circumstances. The proceeds of the 2014 Notes will be used in connection with the development and installation of current and new energy systems, business development and for general corporate purposes.

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

The unamortized premium was $136,422 at December 31, 2015, and non-cash net interest income related to amortization of the premium for the year-ended December 31, 2015 was $96,288.

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

Interest expense, net of premium amortization was $1,612 and $34,949 for the years ended December 31, 2015 and 2014, respectively. The face amount of convertible debentures and the related premium or discount are as follows as of December 31, 2015 and 2014, respectively:

EUROSITE POWER INC.

2015
Face amount, 4% notes	$2,400,000
Premium	136,422
Total	$2,536,422

2014
Face amount, 4% notes	$2,400,000
Premium	232,710
Total	$2,632,710

Note Payable - related party

On September 19, 2014, John Hatsopoulos, the Chairman of the board of directors of the Company, loaned the Company $3,000,000 without interest pursuant to a promissory note (the "Loan"). The Loan matures upon a substantial capital raise or on September 19, 2019. Prepayment of principal may be made at any time without penalty. The proceeds of the Loan were used in connection with the development and installation of current and new energy systems in the United Kingdom and Europe. On December 30, 2014, the Company amended and restated the existing promissory note to provide for interest at a rate of 1.85%. During 2015 the Company made a prepayment of $1,000,000 on this note. As of December 31, 2015, the outstanding balance on the Loan was $2,000,000.

Interest expense related to the Loan was $39,862 and $11,563 for the years ended December 31, 2015 and December 31, 2014, respectively.

On July 7, 2015, the Company, entered into a Revolving Line of Credit Agreement, or the Agreement, with Elias Samaras, the Company's Chief Executive Officer, President, and a member of the Company's board of directors. Under the terms of the Agreement, Dr. Samaras has agreed to lend the Company up to an aggregate of $1 million, at the written request of the Company. Any amounts borrowed by the Company pursuant to the Agreement will bear interest at 6% per year. Interest is due and payable quarterly in arrears. The term of the Agreement is from June 30, 2015 to June 30, 2017. Repayment of the principal amount borrowed pursuant to the Agreement will be due on June 30, 2017, or the Maturity Date. Prepayment of any amounts due under the Agreement may be made at any time without penalty. The Agreement terminates on the Maturity Date. The Company has not yet borrowed any amounts pursuant to the Agreement.

See Note 6 "Stockholders equity" for equity related financing activities.

Note 6 — Stockholders’ equity:

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

The holders of common stock have the right to vote their interest on a per-share basis. At December 31, 2015, there were 65,747,100 shares of common stock outstanding.

EUROSITE POWER INC.

Stock-Based Compensation

The Company adopted the 2011 Stock Incentive Plan, or the Plan, as amended, under which the Board of Directors may grant up to 4,500,000 shares of incentive or non-qualified stock options and stock grants to key employees, directors, advisors and consultants of the Company.

Stock options vest based upon the terms within the individual option grants, usually over a four-year period with an acceleration of the unvested portion of such options upon a liquidity event, as defined in the Company’s stock option agreement. The options are not transferable except by will or domestic relations order. The option price per share under the Amended Plan is not less than the fair value of the shares on the date of the grant. The number of securities remaining available for future issuance under the Amended Plan was 390,000 at December 31, 2015.

During 2014, the Company granted 520,000 options with a weighted average exercise price of $0.65, exercise prices between $0.40 and $0.89, vesting schedules of 4 years and expiration in 10 years. The assumptions used in the Black-Scholes option pricing model included an expected life of 6.25 years, a weighted average risk-free interest rate of 2.1% and a weighted average expected volatility of 34.4%. The weighted average grant date fair value of all grants in 2014 was $0.25, and the total fair value of all grants was $129,083.

During 2015, the Company granted 400,000 options with an exercise price of $0.70, vesting schedules of 4 years and expiration in 10 years. The assumptions used in the Black-Scholes option pricing model included an expected life of 6.25 years, a weighted average risk-free interest rate of 2.1% and a weighted average expected volatility of 31.08%. The weighted average grant date fair value of all grants in 2015 was $0.24, and the total fair value of all grants was $96,220.

At December 31, 2015, the Company had 4,110,000 options outstanding and recognized employee non-cash compensation expense of $77,059 related to the issuance of those stock options for the year ended December 31, 2015. At December 31, 2015, the total compensation cost related to unvested stock option awards not yet recognized was $90,202. This amount will be recognized over the weighted average service period of 2.94 years .

Stock option activity for the year ended December 31, 2015 was as follows:

Common Stock Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Outstanding, December 31, 2014	4,305,000	$0.87	6.84 years	$9,800
Granted	400,000	$0.70
Exercised	—	—
Canceled	(595,000)	$0.88
Expired	—	—
Outstanding, December 31, 2015	4,110,000	$0.84	6.06 years	$410,500
Exercisable, December 31, 2015	3,442,500	$0.89		$208,125
Vested and expected to vest, December 31, 2015	4,110,000	$0.84		$410,500

The aggregate intrinsic value of options outstanding as of December 31, 2015 is calculated as the difference between the exercise price of the underlying options that were in-the-money as of that date and the fair market value of the common stock as determined by the Company using ASC 820 as guidance on the definition of fair market value. Options that were not in-the-money as of that date, and therefore have a negative intrinsic value, have been excluded from this amount.

EUROSITE POWER INC.

Note 7 — Earnings per share:

Basic and diluted earnings per share for the years ended December 31, 2015 and 2014 were as follows:

	2015	2014
Net loss available to stockholders	$(1,384,122)	$(2,308,861)

Weighted average shares outstanding - Basic and diluted	65,747,100	58,889,600
Basic and diluted loss per share	$(0.02)	$(0.04)
Anti-dilutive shares:
Shares underlying warrants outstanding	3,000,000	3,000,000
Shares underlying stock options outstanding	4,110,000	4,305,000
Shares underlying convertible debentures outstanding	4,000,000	4,000,000

Note 8 — Related parties:

American DG Energy, Tecogen and Ilios are affiliated companies by virtue of common ownership. Specifically, as of December 31, 2015, John N. Hatsopoulos who is the Chairman of the Company is: (a) the Chief Executive Officer and a director of American DG Energy and holds 3.2% of their common stock, (b) the Chief Executive Officer and director of Tecogen and holds 20.1% of their common stock, and (c) a director of Ilios and holds 7.2% of their common stock. Dr. George N. Hatsopoulos, who is John N. Hatsopoulos’ brother: (a) holds 13.0% of American DG Energy’s common stock, (b) holds 22.5% of Tecogen’s common stock, and (c) holds 3.1% of Ilios’s common stock.

As of December 31, 2015, American DG Energy owned 48.0% of the common stock of the Company. American DG Energy purchases energy equipment primarily from Tecogen, an affiliate of the Company, which manufactures natural gas, engine-driven commercial and industrial cooling and cogeneration systems, and from Ilios Inc., or Ilios, a majority owned subsidiary of Tecogen which is developing a line of ultra-high-efficiency heating products, such as a high efficiency water heater, for commercial and industrial applications utilizing advanced thermodynamic principles.

American DG Energy signed a Facilities and Support Services Agreement with Tecogen on January 1, 2006, as amended. Since 2006, this agreement has been renewed every year with slight variations in the terms. Currently, the term this agreement is for one year. Certain portions of the agreement, including office space allocation, renew automatically unless terminated sooner.

For a description of related party debt transactions, see "Note 5 - Financing activities".

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

Elias Samaras is the Company's Chief Executive Officer, President, and a member of the Company's board of directors. He is also a member of the board of directors of American DG Energy. As of December 31, 2015, Dr. Samaras owned less than 5% of the Company's and American DG Energy's common stock.

Bonnie J. Brown, the Company’s Chief Financial Officer, devotes part of her business time to the affairs of American DG Energy. Her salary is paid by American DG Energy but a portion is reimbursed by the Company according to the requirements of the business. On average, Ms. Brown spends approximately 25% of her business time on the affairs of the Company, but such amount varies widely depending on the needs of the business.

The Company’s corporate headquarters are located in Waltham, Massachusetts and consist of 2,389 square feet of office and storage space that are leased by American DG Energy from Tecogen and shared with American DG Energy. American DG Energy is not currently charging the Company for utilizing its share of office space in the United States since it believes it is insignificant.

EUROSITE POWER INC.

Note 9 — Income taxes:

The components of loss from operations before income taxes as of December 31, 2015 and 2014 are as follows:

	2015	2014
Domestic	(460,500)	(1,733,500)
Foreign	(1,304,000)	(1,224,300)
	$(1,764,500)	$(2,957,800)

Reconciliation of federal statutory income tax provision to the Company’s actual provision for the years ended December 31, 2015 and 2014, respectively, are as follows:

	2015	2014
Benefit at federal statutory tax rate	$(600,000)	$(1,006,000)
UK energy incentives	(380,000)	(649,000)
Foreign rate differential	209,000	159,000
Unbenefitted operating losses	391,000	847,000
Tax benefit	$(380,000)	$(649,000)

The component of net deferred tax assets recognized in the accompanying consolidated balance sheets at December 31, 2015 and 2014, respectively, are as follows:

	2015	2014
Net operating loss carryforwards	$1,506,000	$1,387,000
Accrued expenses and other	588,000	557,000
Valuation allowance	(2,094,000)	(1,944,000)
Net deferred tax asset	$—	$—

As of December 31, 2015, the Company has federal and state loss carryforwards of approximately $1,720,000 and $1,321,000, respectively, which may be used to offset future federal and state taxable income, expiring at various dates through 2035. In addition, as of December 31, 2015 the Company had foreign loss carryforwards of $4,734,000 which may be used to offset future foreign taxable income. Management has determined that it is more likely than not that the Company will not recognize the benefits of the federal and state deferred tax assets and as a result has recorded a valuation allowance against the entire deferred tax asset. If the Company should generate sustained future taxable income, against which these tax attributes may be recognized, some portion or all of the valuation allowance would be reversed. The valuation allowance increased $150,000 during the year ended December 31, 2015, due primarily to net operating losses generated and accrued expenses. The valuation allowance increased $556,000 during the year ended December 31, 2014, due primarily to net operating losses generated and accrued expenses.
The Company files income tax returns in U.S. federal jurisdiction and a foreign jurisdiction. The IRS has the ability to audit the deduction for net operating losses in the year taken. We do not have an IRS audit underway at this time. In the UK, we are open for audit by Her Majesty Revenue and Customs, or HMRC for the years 2013 through 2014. We do not have an HMRC audit underway at this time.

During the years ended December 31, 2015 and 2014, the Company recognized an United Kingdom energy tax incentive benefit of approximately $380,000 and $649,000 for "Advanced Capital Allowances" (ECA), whereby the Company receives a cash benefit that is an acceleration of tax relief on capital expenditures of co-generation equipment put into service at approved sites in the UK.

The Company has no uncertain tax positions as of December 31, 2015 and 2014. The Company joins in the filing of a state unitary return with its parent company, American DG Energy Inc.

The Company's federal and state net operating losses could be limited to the extent that there are significant changes in ownership of the Company's stock. The company has not assessed the impacts of these limitations on its tax attributes.

EUROSITE POWER INC.

Note 10 — Fair value measurements:

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

Level 3 — Unobservable inputs reflecting management’s own assumptions about the input used in pricing the asset or liability. As of December 31, 2015, the Company's use of the Level 3 category was as follows:

In connection with the Company’s asset impairment analysis (See “Note 1 Description of business and summary of significant accounting policies - Property, Plant and Equipment), the Company utilized Level 3 category fair value measurements. Those measurements employed the use of discounted cash flow analysis to determine the fair value of certain energy systems. The discounted cash flow analyses were based on estimates of the future profitability of each energy system based on existing specifically identifiable contractual provisions related to each energy system, planned performance, run time, maintenance costs and fuel costs improvements, among other estimates and a discounted at a rate of 5.61% per annum.

Note 11 - Commitments and Contingencies

The Company has certain commitments through its agreements with Tecogen, Ilios and other related parties. See Note 8 - "Related Parties" for more details.

Note 12 — Subsequent events:

On March 3, 2016, the Company, through a wholly-owned subsidiary, EuroSite Power Ltd., entered into a project financing arrangement with a lender, pursuant to which the Company may offer to assign to the lender, and the lender may accept such assignment at its discretion, certain amounts which are payable or may become payable under selected service contracts the Company has with its customers. Under the arrangement, in exchange for the assignment of such amounts, the lender will advance to the Company a sum of monies which is determined as the aggregate of such amounts reduced by an offer specific discount rate, which varies dependent on the attendant risk. Amounts advanced are repaid as the Company’s customers make payment on amounts which become due and payable under service contracts. The Company’s parent, American DG Energy Inc., has guaranteed payment under the foregoing arrangement.

On March 24, 2016, the Company entered into a second project financing arrangement with another lender, pursuant to which the Company may offer to assign to the lender and the lender may accept such assignment at its discretion, certain amounts which are payable or may become payable under selected service contracts the Company has with its customers. Under the arrangement, in exchange for the assignment of such amounts, the lender will advance to the Company a sum of monies which is determined as the aggregate of such amounts reduced by an offer specific discount rate, which varies dependent on the attendant risk. Amounts advanced are repaid as the Company’s customers make payment on amounts which become due and payable under service contracts. In connection with any borrowings, the Company is required to grant a security interest in any and all equipment associated with the relevant service contract.

On March 29, 2016, the Company, through a wholly-owned subsidiary, EuroSite Power Ltd., entered into a Collaboration Agreement with TEDOM a.s. (or “TEDOM”). TEDOM is a Czech Republic cogeneration company that specializes in selling, manufacturing, installing and maintaining its cogeneration equipment in the European Union and other markets. The agreement provides TEDOM, its affiliates and dealers with a financial solution for customers that are not able to afford its products. In addition, it gives EuroSite the sole and exclusive right of first refusal to be the On-Site Utility provider for potential On-Site Utility customers of TEDOM, its affiliates and dealers in the EU-28 plus Turkey territories.

EUROSITE POWER INC.

The Company has evaluated subsequent events through the date of this filing and determined that no other subsequent events occurred that would require recognition in the consolidated financial statements or disclosure in the notes thereto.