Form 10-K/A
period 2015-12-31
EUROSITE POWER INC.
filed 2016-04-29
CIK 1528103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A
Amendment No. 1

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

i

Yes ☐ No ☒

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

EUROSITE POWER INC.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

EXPLANATORY NOTE

EuroSite Power, Inc. (the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the year ended December 31, 2015, originally filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2016 (the “Original Form 10-K”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment to provide the information required in Part III of Form 10-K because a definitive proxy statement containing such information will not be filed by the Company within 120 days after the end of the fiscal year covered by the Form 10-K.
Pursuant to the rules of the SEC, Part IV, Item 15 has also been amended to contain the currently dated certifications from the Company’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s principal executive officer and principal financial officer are attached to this Amendment as Exhibits 31.1 and 31.2. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Additionally, we are not including the certificate under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Form 10-K/A.
This Amendment does not amend any other information set forth in the Original Form 10-K, and we have not updated disclosures included therein to reflect any subsequent events. This Amendment should be read in conjunction with the Original Form 10-K and with our filings with the SEC subsequent to the Original Form 10-K.

Capitalized terms used in this Amendment but not otherwise defined in this Amendment have the meanings set forth in the Original Filing.

EUROSITE POWER INC.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following table lists our executive officers and directors as of December 31, 2015. The address for our directors and executive officers is 45 First Avenue, Waltham, Massachusetts 02451. The following sets forth certain information regarding our current executive officers and directors.

Name	Age	Position(s)

John N. Hatsopoulos	82	Chairman of the Board and Director
Elias Samaras	62	Chief Executive Officer, President and Director
Paul J. Hamblyn	48	Managing Director of the Company
Bonnie J. Brown	53	Chief Financial Officer, Secretary and Treasurer
Dr. Ahmed F. Ghoniem (2)(3)	64	Director
James C. Devas (1)(2)(3)	60	Director
Bruno Meier (1)(3)	65	Director
Joan Giacinti	63	Director
Marcel Cassard	53	Director

(1)	Member of the Audit Committee

(2)	Member of the Compensation Committee

(3)	Member of the Nominating and Governance Committee

John N. Hatsopoulos has been Chairman of the Board of Directors since the organization of the Company in July 2010. From 2001 to the present he has been the Chief Executive Officer and director of American DG Energy, the Company’s parent, which offers clean onsite electricity, heat, hot water and cooling to businesses in the United States. He has also been from 2000 to 2014 the Chief Executive Officer, from the Fall of 2014 to the present has been the Co-Chief Executive Officer and from 2000 to the present a director of Tecogen, Inc., an affiliate of the Company, a manufacturer of natural gas engine-driven commercial and industrial cooling and cogeneration systems. From 2002 to 2007, he was also a Partner and Managing Director of Alexandros Partners LLC, a financial advisory firm providing consulting services to early stage entrepreneurial ventures. Mr. Hatsopoulos was a co-founder of Thermo Electron Corporation, (now Thermo Fisher Scientific (NYSE: TMO)), a world leader in high-tech instruments, and the retired President and Vice Chairman of the Board of Directors of that company. He has also been since 2009 a member of the Board of Directors and the Chief Executive Officer of Ilios, Inc., an affiliate of the Company, a high-efficiency heating products company. Mr. Hatsopoulos is a former Member of the Corporation of Northeastern University. Mr. Hatsopoulos graduated from Athens College in Greece, and holds a bachelor’s degree in history and mathematics from Northeastern University, as well as honorary doctorates in business administration from Boston College and Northeastern University.
Our Board of Directors has determined that Mr. Hatsopoulos’ prior experience as co-founder, Chairman and Chief Executive Officer of Thermo Electron Corporation, where he demonstrated leadership capability and garnered extensive expertise involving complex financial matters, and his extensive knowledge of complex financial and operational issues qualify him to be a member of the Board of Directors in light of our business and structure.
Elias Samaras has been the Chief Executive Officer of the Company since June 2015 and was appointed as a member of the Board of Directors in September 2015. He has also been a member of the Board of Directors of American DG Energy Inc., the Company's parent company and largest stockholder, since January 2015. Dr. Samaras has more than 10 years’ experience as a business executive. He was the founder, president and managing director from 2000 to 2004 of Digital Security Technologies, S.A., a passport company. He was the founder, president, and Managing Director from 2000 to 2004 of Plefsus Information Systems S.A., a company that was acquired by Digital Security Technologies. He was also the founder, president, and Managing Director of City Messengers (CTM) Secure Courier Services S.A. from 2000 to 2004. He served as a professor at Columbia University in New York from 1983 to 1988 and an advisor to the United Nations Development Program on technology issues from 1983 to 1993. Dr. Samaras holds a Master of Science degree from the Massachusetts Institute of Technology, a Doctor of Philosophy from Columbia University and an Owner/President Management certificate from Harvard Business School.

EUROSITE POWER INC.

Our Board of Directors has determined that Dr. Samaras’ technical background, his leadership experience, and his business experience qualify him to be a member of the Board of Directors. In addition, as the only executive officer on the Company’s Board, Dr. Samaras provides an operational perspective in Board discussions about the business and strategic direction of the Company.
Paul J. Hamblyn has been our Managing Director in the United Kingdom since July 2011. Mr. Hamblyn is a Council Member of the Energy Services and Technology Association in the United Kingdom. Prior to being with the Company, he was the Head of Energy Services for Corona Energy, an independent business to business gas supplier. He was previously with the ENER-G Group since 2005, and held a series of positions with the company including three years as the Managing Director of ENER-G Efficiency, a leading provider of energy management solutions based on Building Energy Management Systems (BEMS) technology. Mr. Hamblyn is a Chartered Institution of Building Services Engineers (CIBSE) accredited Low Carbon Consultant and Energy Assessor as well as principal author of the highly successful Carbon Reduction Commitment (CRC) Toolkit developed for the London Energy Project. Mr. Hamblyn has an HNC in Electronic and Micro-electronic Engineering and completed an award winning apprenticeship early in his career with Landis and Gyr (now part of Siemens).

Bonnie J. Brown has served as the Company’s Chief Financial Officer, Treasurer and Secretary since September 2015. Ms. Brown has also served since September 2015 as the Chief Financial Officer, Treasurer, and Secretary of American DG Energy, the Company’s parent company. She was a Financial Advisor at Barker Financial Group, a strategic wealth management advisement company, from July 2014 to September 2015. She joined Tecogen Inc., an affiliate of the Company, as its Controller in 2005 and became the Chief Financial Officer in 2007 and remained in that position until December 2014. She served from its inception in 2009 to December 2014 as the Chief Financial Officer of Ilios Inc., an affiliate of the Company, which is a high-efficiency heating products company. Prior to joining Tecogen, Ms. Brown was a partner at Sullivan Bille PC, a regional accounting firm, for 15 years where she provided financial, accounting, audit, tax, and business consulting services for mid-sized companies. Ms. Brown has also worked at Enterprise Bank and Trust (NASDAQ:EBTC) as project manager for special assignments including branch acquisitions and information systems transitions in the trust department eventually serving as Internal Audit Director, establishing an in-house audit function. She has also provided independent contractor services for a wide variety of publicly traded and closely held companies, including consulting, internal control and Sarbanes-Oxley compliance services. Ms. Brown is a CPA and holds a B.S. in Accountancy from Bentley College and an M.S. in Computer Information Systems from Boston University.

Dr. Ahmed F. Ghoniem has been a member of the Board of Directors since January 2011. He is the Ronald C. Crane Professor of Mechanical Engineering at the Massachusetts Institute of Technology, or MIT. He is also the director of the Center for 21st Century Energy, and the head of Energy Science and Engineering at MIT, where he plays a leadership role in many energy-related activities, initiatives and programs. Dr. Ghoniem joined MIT as an assistant professor in 1983. He is associate fellow of the American Institute of Aeronautics and Astronautics, and Fellow of American Society of Mechanical Engineers. Recently, he was granted the KAUST Investigator Award and the ASME James Harry Pottor Gold Medal. Dr. Ghoniem holds a Ph.D. in Mechanical Engineering from the University of California, Berkeley, and an M.S. and B.S. in Mechanical Engineering from Cairo University.
Our Board of Directors has determined that Dr. Ghoniem’s prior experience as a Professor of Mechanical Engineering at the Massachusetts Institute of Technology and his prior experience in the energy sector qualify him to be a member of our Board of Directors in light of our business and structure.
James C. Devas served as a member of the Board of Directors from March 2011 to April 16, 2016. He is currently a director and trustee of Longleat Enterprises, a company that owns and operates a safari adventure and theme park in the United Kingdom, since December 2007, director at SM Investors International, a fund management company, from 2008 to 2015, and Managing Director of Convergent Group, a financial advisor group, since January 2002. Previously, Mr. Devas held Managing Director and director positions at Lazard Brothers, Capital Markets Division, and at E.F. Hutton in London, respectively.
Bruno Meier has been a member of our Board of Directors since June 2011. Mr. Meier retired in 2011 from Rolex SA, a company that manufactures, designs and sells wristwatches. He joined Rolex in January 2005 and was appointed in December 2008 as the Chief Executive Officer of the group as well as being a member of the Board of Directors of Rolex Holding SA; previously, he held the position of Chief Financial Officer of the group. He also represented Rolex at the Swiss Watch Makers Association. Prior to that, he was the Chief Executive Officer of Deutsche Bank Suisse, and Global Chief Operating Officer of Private Wealth Management of Deutsche Bank Group. Previously, he was the Chief Operating Officer of Deutsche Bank's International Private Banking activities world-wide. Mr. Meier was also a member of the Board of Directors of SIX, the Swiss Stock Exchange. Prior to joining Deutsche Bank, Mr. Meier held senior positions at Republic National Bank of New York, BNP Paribas and J.P. Morgan, in Geneva and in New York.

EUROSITE POWER INC.

Our Board of Directors has determined that Mr. Meier’s prior executive experience, insight and extensive knowledge of the United Kingdom and European retail and capital markets qualify him to be a member of the Board of Directors in light of our business and structure.
Joan Giacinti has been a member of the Board of Directors since November 2012. He founded and has served since 1987 as the Chief Executive Officer of Sofratesa Group, a technology services company for telecommunications, security and transportation systems, with headquarters in Santo Domingo, Dominican Republic. The group's activities in Latin America include the design, construction, installation, operation and maintenance of high-tech infrastructure projects in transportation such as airports, aeronautics, telecommunications and subway. The group has also expanded into the production of feature films and media in France and Latin America. He also has served as an investment committee member of Breega Capital, a venture capitalist fund investing in promising technology start-ups, from January 2014 to the present and since November 2013 has served as president of the French Chamber of Commerce. Mr. Giacinti has also served since January 2013 as a member of the Board of Directors of Skysites Americas Ltd., a company that develops innovative solutions to install telecommunications towers. Mr. Giacinti is a founder of Aerodom, a concessionaire chosen by the Dominican government to develop, operate and manage airports in that country, which in 2008 was acquired by Advent International. He is the President of the Caribbean region of the French Trade Councils, “Conseillers du Commerce Exterieur” and the President for the Americas of the Forum Francophone des Affaires (FFA). He is also decorated with the Ordre national du Mérite by the President of the French Republic. Mr. Giacinti is a graduate from the École des Hautes Études Commerciales de Paris (HEC).

Our Board of Directors has determined that Mr. Giacinti's prior executive and infrastructure experience, insight and extensive knowledge of international markets qualify him to be a member of the Board of Directors in light of our business and structure.
Marcel Cassard has been a member of the Board of Directors since August 13, 2015. He has been since 1997 the Managing Director at Deutsche Bank London, a German global banking and financial services company. Prior to joining Deutsche Bank he was an economist at the International Monetary Fund. He is currently a member of a committee of Deutsche Bank. Mr. Cassard holds a B.A. in Economics and Mathematics from Washington University in St, Louis, MO and a Ph.D in Economics from Columbia University in New York City, NY.

Our Board of Directors has determined that Mr. Cassard’s prior executive and banking experience, insight and extensive knowledge of United Kingdom and international markets qualify him to be a member of the Board of Directors in light of our business and structure.
Each executive officer is elected or appointed by, and serves at the discretion of, our Board of Directors. Our officers will hold office until their successors are duly elected and qualified, or until their earlier resignation or removal.  There are no family relationships among members of our Board of Directors or executive officers.

Board Composition

The number of directors of the Company is established by the Board of Directors in accordance with our bylaws. The exact number of directors is currently set at seven by resolution of the Board of Directors. The directors are elected to serve for one year terms, with the term of directors expiring each year at the annual meeting of stockholders; provided further, that the term of each director shall continue until the election and qualification of a successor and be subject to such director’s earlier death, resignation or removal.

Our certificate of incorporation and bylaws provide that the authorized number of directors may be changed only by resolution of the Board of Directors, and also provide that our directors may be removed only for cause by the affirmative vote of the holders of at least 66 2/3% of the votes that all our stockholders would be entitled to cast in an annual election of directors, and that any vacancy on our Board of Directors, including a vacancy resulting from an enlargement of our Board of Directors, may be filled only by vote of a majority of our directors then in office.

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

EUROSITE POWER INC.

Board Committees

Our Board of Directors directs the management of our business and affairs and conducts its business through meetings of the Board and its committees, namely, the Audit Committee, the Compensation Committee and the Nominating and Governance Committee. In addition, from time to time, other committees may be established under the direction of the Board of Directors when necessary to address specific issues.
Audit Committee. The Audit Committee is currently comprised of Mr. Meier. The Board of Directors has determined that Mr. Meier independent in accordance with the NYSE MKT rules. The Board of Directors has also determined that Mr. Meier qualifies as an audit committee financial expert. The functions of the Audit Committee include reviewing and supervising the financial controls of the Company, appointing, compensating and overseeing the work of the independent auditors, reviewing the books and accounts of the Company, meeting with the officers of the Company regarding the Company's internal control over financial reporting, acting upon recommendations of the independent auditors and taking such further actions as the Audit Committee deems necessary to complete an audit of the books and accounts of the Company.
Compensation Committee. The Compensation Committee is currently comprised of Dr. Ghoniem. The Board of Directors has determined that Dr. Ghoniem is independent in accordance with the NYSE MKT rules. The Compensation Committee's functions include reviewing with management cash and other compensation policies for employees, making recommendations to the Board of Directors regarding compensation matters and determining compensation for the Chief Executive Officer. Our Chief Executive Officer has been instrumental in the design and recommendation to the compensation committee of compensation plans and awards for our directors and executive officers including our President, Chief Operating Officer and Chief Financial Officer. All compensation decisions for the Chief Executive Officer and all other executive officers are reviewed and approved by the Compensation Committee, subject to ratification by the Board of Directors.
Nominating and Governance Committee. The Nominating and Governance Committee is currently comprised of Mr. Meier and Dr. Ghoniem who have been determined to be independent by our Board of Directors in accordance with the NYSE MKT rules. The Nominating and Governance Committee functions are to identify persons qualified to serve as members of the Board of Directors, to recommend to the Board of Directors persons to be nominated by the board for election as directors at the annual meeting of stockholders and persons to be elected by the board to fill any vacancies, and recommend to the Board the Directors to be appointed to each of its committees.
Meetings of the Board and Committees of the Board. The Board met on four occasions during the fiscal year ended December 31, 2015. Each of the members of the Board, excluding Marcel Cassard, attended at least 75% of the meetings held by the Board during the time such directors served as a member of the Board. There are three committees of the Board: the Audit Committee, the Compensation Committee and the Nominating and Governance Committee. Each committee has a charter which will be reviewed on an annual basis by the members of such committee. A current copy of each committee charter is available to stockholders on the Company’s website at http://investors.eurositepower.co.uk/corporate-governance.
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

EUROSITE POWER INC.

Code of Business Conduct and Ethics

The Company has adopted a code of business conduct and ethics that applies to the Company’s Chief Executive Officer and Chief Financial Officer and all other principal officers performing similar functions. The Company’s code of business conduct and ethics promotes honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with, or submits to, the SEC and in other public communications made by the Company; compliance with applicable governmental laws, rules and regulations; prompt internal reporting of violations of the code of business conduct and ethics to an appropriate person or persons in the code of business conduct and ethics; and accountability for adherence to the code of business conduct and ethics. The code of business conduct and ethics can be found on our website at http://investors.eurositepower.co.uk/corporate-governance?item=63. Any amendment to and waivers from the code of ethics with respect to the Company’s Chief Executive Officer or Chief Financial Officer will be posted on the Company’s website.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, officers, and holders of more than 10% of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership. Based solely on a review of the Forms 3, 4 and 5, and amendments thereto, furnished during and with respect to its most recent fiscal year or certificates provided to the Company by such persons, the Company believes that all reports required to be filed pursuant to Section 16(a) were timely filed by such persons during the last fiscal year, except that Mr. Elias Samaras filed his initial Form 3 late, three Forms 4 late reporting one transaction, one transaction and six transactions, respectively, and a Form 5 one day late reporting one transaction that was omitted from a Form 4 filing.

EUROSITE POWER INC.

Item 11. Executive Compensation.

The following table sets forth information with respect to the compensation of our named executive officers during the fiscal years ended December 31, 2015 and December 31, 2014. The compensation of the Company’s Chief Financial Officer is paid by American DG Energy. The Company reimburses American DG Energy based on the time those executives spend on the Company. The compensation of the Company’s Managing Director is paid by the Company.

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)(1)	All other compensation ($)	Total ($)

Elias Samaras (2)	2015	1	—		72,000		72,001
Chief Executive Officer and President	2014	—	—				—
(Principal Executive Officer)

Barry J. Sanders (3)	2015	1,250	—	—	—	—	1,250
Chief Executive Officer and President	2014	42,063	—	—	—	—	42,063
(Principal Executive Officer)

Bonnie J. Brown (4) (5)	2015	7,098	—	—	$6,110	—	13,208
Chief Financial Officer and Treasurer	2014	—	—	—	—	—	—
(Principal Financial Officer)

Gabriel J Parmese (6) (7)	2015	10,788	—	—	$12,000	—	22,788
Chief Financial Officer and Treasurer	2014	14,536	—	—	$75,358	—	89,894
(Principal Financial Officer)

Paul J. Hamblyn (8) (9)	2015	182,149	—	—	—	—	182,149
Managing Director	2014	172,259	—	—	39,530	—	211,789

(1)
Amounts reflect the aggregate grant date fair value of option awards computed in accordance with FASB ASC Topic 718. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. See “Note 6 – Stockholders’ equity” in our consolidated financial statements for a summary and assumptions made in the valuation of our option awards for the period ending December 31, 2015.

(2)
Mr. Samaras is the Company's Chief Executive Officer and President. He is also member of the board of directors of American DG Energy. He devotes an immaterial portion of his business time to the affairs of American DG Energy.

(3)
Mr. Sanders was the Company’s Chief Executive Officer until February 6, 2015. He was also the President and Chief Operating Officer of American DG Energy and devoted part of his business time to the affairs of American DG Energy. His salary was paid by American DG Energy but a portion was reimbursed by the Company according to the requirements of the business in a given week at a fully burdened hourly rate of $1. On average, Mr. Sanders spent approximately 25% of his business time on the affairs of the Company, but such amount varied widely depending on the needs of the business. The Company did not pay Mr. Sander's any severance compensation in connection with his departure from the Company.

(4)
Mrs. Brown is the Company's Chief Financial Officer and devotes part of her business time to the affairs of American DG Energy. Her salary is paid by American DG Energy but a portion is reimbursed by the Company according to the requirements of the business in a given week at a fully burdened hourly rate of $86. On average, Ms. Brown spent approximately 25% of her business time in 2015 on the affairs of the Company, but such amount varied widely depending on the needs of the business.

(5)
Ms. Brown was granted a stock option award for 25,000 shares of Common Stock on September 2, 2015, with 25% of the shares vesting on September 2, 2016 and then an additional 25% of the shares on each of the subsequent three anniversaries thereafter, subject to his continued employment and subject to acceleration of vesting upon a change in control.

(6)
Mr. Parmese served as the Company’s Chief Financial Officer until August 12, 2015 and devoted part of his business time to the affairs of American DG Energy. His salary was paid by American DG Energy but a portion was reimbursed

EUROSITE POWER INC.

by the Company according to the requirements of the business in a given week at a fully burdened hourly rate of $87. On average, Mr. Parmese spent approximately 25% of his business time on the affairs of the Company, but such amount varied widely depending on the needs of the business.

(7)
Mr. Parmese was granted a stock option award for 225,000 shares of Common Stock on May 7, 2014, with 25% of the shares vesting on May 7, 2015 and then an additional 25% of the shares on each of the subsequent three anniversaries thereafter, subject to his continued employment and subject to acceleration of vesting upon a change in control.

(8)
Mr. Hamblyn entered into a Service Agreement with EuroSite Power Limited on July 18, 2011. His compensation is paid in British Pounds sterling and is converted into United States Dollars in the Executive Compensation table. The conversion rate used was 1.53 and 1.64, which is the average conversion rate for 2015 and 2014, respectively.

(9)
Mr. Hamblyn was granted a stock option award for 200,000 shares of Common Stock on August 27, 2014, with 25% of the shares vesting on August 27, 2015 and then an additional 25% of the shares on each of the subsequent three anniversaries thereafter, subject to his continued employment and subject to acceleration of vesting upon a change in control.

Employment Agreements
Mr. Hamblyn has a service agreement governed by and construed in accordance with the laws of England and Wales. Mr. Hamblyn’s service agreement includes a basic salary of £108,727 (US$166,170) per annum for the performance of his duties. In addition, Mr. Hamblyn shall be entitled to receive f£550 (US$840) per month to purchase benefits such as medical, pension and vehicle of his choosing, of which he shall provide appropriate evidence to the Company in respect of such benefits obtained. The Company, or Mr. Hamblyn, may terminate the employment by giving to the other six month notice in writing.
Other than Mr. Hamblyn, none of our executive officers has an employment or service contract or change-in-control arrangement, other than option awards that contain certain change-in-control provisions such as accelerated vesting due to acquisition. In the event an acquisition that is not a private transaction occurs while the optionee maintains a business relationship with the Company and the option has not fully vested, the option will become exercisable for 100% of the then number of shares as to which it has not vested, such vesting to occur immediately prior to the closing of the acquisition.
Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information with respect to outstanding equity awards held by our named executive officers as of December 31, 2015:

	Option awards				Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date	Number of shares of stock that have not vested (#)	Market value of shares of stock that have not vested ($)(1)

Elias Samaras (1)	—	300,000	0.70	6/22/2015
Barry J. Sanders (2)	1,500,000	—	0.90	1/15/2021	—	—
Bonnie Brown (3)	—	25,000	0.70	9/2/2025
Gabriel J. Parmese (4)	—	220,000	0.89	5/7/2024	—	—
Paul Hamblyn (5)	50,000	150,000	0.52	8/27/2024
	900,000	—	0.90	11/3/2021

(1)
Mr. Samaras, the Company's Chief Executive Officer, President, and a member of the board of directors, was granted a stock option award of 300,000 shares of Common Stock on June 22, 2015 with 25% of the options vesting on June 15, 2016 and then an additional 25% of the options vesting on each of the subsequent three anniversaries thereafter, subject to his continued employment and subject to acceleration of vesting upon a change in control.

(2)
Mr. Sanders, the Company's former Chief Executive Officer, was granted a stock option award for 1,500,000 shares of Common Stock on January 15, 2011, with 25% of the options vesting on January 15, 2012 and then an additional 25% of the options vesting on each of the subsequent three anniversaries thereafter, subject to his continued employment and subject to acceleration of vesting upon a change in control.

(3)
Ms. Brown, the Company's Chief Financial Officer, Treasurer, and Secretary, was granted a stock option award of 25,000 shares of Common Stock on September 2, 2015 with 25% of the options vesting on September 2, 2016 and then

EUROSITE POWER INC.

an additional 25% of the options vesting on each of the subsequent three anniversaries thereafter, subject to his continued employment and subject to acceleration of vesting upon a change in control.

(4)
Mr. Parmese was granted a stock option award for 220,000 shares of Common Stock on May 7, 2014, with 25% of the options vesting on May 7, 2015 and an additional 25% of the options vesting on each of the subsequent three anniversaries thereafter, subject to his continued employment and subject to acceleration of vesting upon a change in control.

(5)
Mr. Hamblyn was granted a stock option award for 200,000 shares of Common Stock on August 27, 2014, with 25% of the options vesting on August 27, 2015 and then an additional 25% of the options on each of the subsequent three anniversaries thereafter, subject to his continued employment and subject to acceleration of vesting upon a change in control. Mr. Hamblyn was granted a stock option award for 900,000 shares of Common Stock on November 3, 2011, with 25% of the options vesting on November 3, 2012 and then an additional 25% of the options vesting on each of the subsequent three anniversaries thereafter, subject to his continued employment and subject to acceleration of vesting upon a change in control.

On April 15, 2016, as compensation for his continued service to the Company, the Board of Directors authorized the grant and issuance to Dr. Samaras of non-qualified stock options to purchase an aggregate of 5% of the Company's issued and outstanding shares of common stock (the “2016 Grant”), subject to anti-dilution adjustment in the event the Company completes an equity capital raise by April 15, 2017. Non-qualified stock options equal to 5% of the Company's outstanding common stock as of April 15, 2016, or options to acquire 3,287,355 shares, will initially be issued. In the event of an equity capital raise in excess of $6 million by the Company, additional options will be issued in an amount sufficient to restore the 2016 Grant to 5% of the outstanding shares of the Company. The options will be on substantially the same terms as the non-qualified stock options issuable under the Company's 2011 Stock Incentive Plan.  The options will be exercisable at the closing price on April 15, 2016, $0.51 per share, and vest in accordance with the following schedule: 25% on April 15, 2017 and an additional 25% vest on each of the subsequent three anniversaries of the date of grant, subject to his continued employment and subject to acceleration of vesting upon a change of control.
 Director Compensation
     Each director who is not also one of our employees will receive a fee of $500 per day for service on those days that our Board of Directors and/or each of the Audit, Compensation or Nominating and Governance Committees hold meetings, or otherwise conduct business. Non-employee directors also will be eligible to receive stock or options awards under our 2011 Stock Incentive Plan, as amended, or the Stock Plan. We reimburse all of our non-employee directors for reasonable travel and other expenses incurred in attending Board of Directors and committee meetings. Any director who is also one of our employees receives no additional compensation for serving as a director.

The following table sets forth information with respect to compensation to our non-employee directors during the fiscal year ended December 31, 2015:

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	All other compensation ($)	Total ($)

Dr. Ahmed F. Ghoniem	2,000	—	—	—	2,000
James C. Devas	4,000	—	—	—	4,000
Bruno Meier	4,500	—	—	—	4,500
Joan Giacinti	1,500	—	—	—	1,500
Marcel Cassard	1,000	—	—	—	1,000
John Hatsopoulos	1	—	—	—	1

EUROSITE POWER INC.

Outstanding Equity Awards for Directors at Fiscal Year-End

The following table sets forth information with respect to outstanding equity awards to directors as of December 31, 2015:

	Option awards				Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date	Number of shares of stock that have not vested (#)	Market value of shares of stock that have not vested ($)(1)

John N. Hatsopoulos (1)	100,000	—	0.90	1/15/2021	—	—
Barry J. Sanders (2)	1,500,000	—	0.90	1/15/2021	—	—
Dr. Ahmed F. Ghoniem (3)	100,000	—	0.90	6/13/2021	—	—
James C. Devas (4)	100,000	—	0.90	6/13/2021	—	—
Bruno Meier (5)	100,000	—	0.90	6/13/2021	—	—
Joan Giacinti (6)	50,000	50,000	0.90	3/20/2023	—	—

(1)
Mr. Hatsopoulos was granted a stock option award for 100,000 shares of Common Stock on January 15, 2011, with 25% of the options vesting on January 15, 2012 and an additional 25% of the options vesting on each of the subsequent three anniversaries thereafter, provided that Mr. Hatsopoulos serves as a director or consultant to the Company and subject to acceleration of vesting upon a change in control.

(2)
Mr. Sanders, the Company's former Chief Executive Officer and a former director, was granted a stock option award for 1,500,000 shares of Common Stock on January 15, 2011, with 25% of the options vesting on January 15, 2012 and an additional 25% of the options vesting on each of the subsequent three anniversaries thereafter, subject to his continued employment and subject to acceleration of vesting upon a change in control.

(3)
Dr. Ghoniem was granted a stock option award for 100,000 shares of Common Stock on June 13, 2011, with 25% of the options vesting on June 13, 2012 and an additional 25% of the options vesting on each of the subsequent three anniversaries thereafter, provided that Dr. Ghoniem serves as a director or consultant to the Company and subject to acceleration of vesting upon a change in control.

(4)
Mr. Devas was granted a stock option award for 100,000 shares of Common Stock on June 13, 2011, with 25% of the options vesting on June 13, 2012 and an additional 25% of the options vesting on each of the subsequent three anniversaries thereafter, provided that Mr. Devas serves as a director or consultant to the Company and subject to acceleration of vesting upon a change in control.

(5)
Mr. Meier was granted a stock option award for 100,000 shares of Common Stock on June 13, 2011, with 25% of the options vesting on June 13, 2012 and an additional 25% of the options vesting on each of the subsequent three anniversaries thereafter, provided that Mr. Meier serves as a director or consultant to the Company and subject to acceleration of vesting upon a change in control.

(6)
Mr. Giacinti was granted a stock option award for 100,000 shares of Common Stock on March 20, 2013, with 25% of the options vesting on March 20, 2014 and an additional 25% of the options vesting on each of the subsequent three anniversaries thereafter, provided that Mr. Giacinti serves as a director or consultant to the Company and subject to acceleration of vesting upon a change in control.

2011 Stock Incentive Plan

The Company’s 2011 Stock Incentive Plan, or Stock Plan, provides for the grant of stock-based awards to directors, officers, employees, consultants and advisors to, the Company and its parent or subsidiary of the Company. The Company also adopted a sub-plan, as authorized by the Stock Plan, or the UK Sub-Plan, in order to grant equity awards to United Kingdom persons in compliance with United Kingdom law. The terms of the UK Sub-Plan are not materially different from the terms of the Stock Plan.

Under the Stock Plan, the Company may grant options to purchase stock or awards in the form of shares, deferred stock awards or performance share awards or direct purchases of restricted stock. A total of 4,500,000 shares of Common Stock may be issued upon the exercise of options or other awards granted under the Stock Plan.

EUROSITE POWER INC.

As of December 31, 2015, there were 4,305,000 outstanding option awards granted pursuant to the 2011 Stock Option and Incentive Plan, of which 2,721,250 had vested. Our option awards contain certain accelerated vesting due to acquisition provisions, which are described below. The option awards that would vest for each named executive officer if a change-in control were to occur are disclosed under the section titled “Outstanding Equity Awards at Fiscal Year-End”.

The Stock Plan is administered by the Board of Directors and the Compensation Committee. Subject to the provisions of the Stock Plan, the Board of Directors and the Compensation Committee each has the authority to select the persons to whom awards are granted and determine the terms of each award, including the number of shares of Common Stock subject to the award. Payment of the exercise price of an award may be made in cash, through a broker, or if the applicable stock option agreement permits, shares of Common Stock or by any other method approved by the Board of Directors or Compensation Committee. Unless otherwise permitted by the Company, awards are not assignable or transferable except by will or the laws of descent and distribution.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of April 27, 2016, unless stated otherwise, certain information with respect to the beneficial ownership of the Company's Common Stock by (1) any person (including any “group” as set forth in Section 13(d)(3) of the Exchange Act, known by us to be the beneficial owner of more than 5% of any class of our Common Stock, (2) each director, (3) each of the named executive officers and (4) all of our current executive officers and directors as a group. The percentages in the following table are based on 65,747,100 shares of Common Stock issued and outstanding as of April 27, 2016, unless stated otherwise.

EUROSITE POWER INC.

Name and address of beneficial owner	Number of Shares Beneficially Owned	% of Shares Beneficially Owned

5% Stockholders:
American DG Energy Inc. (1)	31,586,321	48.0%
RBC Holdings (Channel Islands) Limited and RBC Cees Trustees Limited (2)(3)	7,851,297	11.9%
Nettlestone Enterprises Limited (4)(5)	6,484,814	9.8%

Directors & Officers: (6)
John N. Hatsopoulos (7)	3,164,291	4.8%
Elias Samaras (8)	3,511,355	5.3%
Bonnie J. Brown	—	*%
Paul J. Hamblyn (9)	950,000	1.42%
Dr. Ahmed F. Ghoniem (10)	100,000	*%
Bruno Meier (11)	820,000	1.3%
Joan Giacinti (12)	1,675,000	2.5%
Marcel Cassard	—	—%
All executive officers and directors as a group (9 persons)	10,320,646	15.34%
*Less than 1.0%

(1)	The address of American DG Energy Inc. is 45 First Avenue, Waltham, Massachusetts 02451.

(2)
This number of shares beneficially owned is as of January 19, 2016 because it is based solely on a Schedule 13G filed by RBC Holdings (Channel Islands) Limited and RBC Cees Trustees Limited on January 19, 2016, or the RBC Schedule. The reporting persons report shared voting and dispositive power over 7,851,297 shares. The percent owned is based on the number of shares as stated in the RBC Schedule and the number shares of common stock issued and outstanding as of April 27, 2016. Based on the information provided in the RBC Schedule, the address of RBC Holdings (Channel Islands) is: 19-21 Broad Street, St Helier, Jersey, Channel Islands, JE1 8PB.

(3)
Includes 7,331,297 shares of common stock currently held, and 520,000 shares which underlie three-year immediately exercisable warrants with a conversion price of $0.60, as reported on the RBC Schedule.

(4)
This number of shares beneficially owned is as of December 31, 2013 because it is based solely on a Schedule 13G/A filed by Nettlestone Enterprise Limited on February 14, 2014, or the Nettlestone Schedule. Nettlestone Enterprise Limited reports sole voting power over 6,484,814 shares and sole dispositive power over 6,484,814 shares. The percent owned is based on the number of shares as stated in the Nettlestone Schedule and the number shares of common stock issued and outstanding as of April 27, 2016. Based on the information provided in the Nettlestone Schedule, the address of Nettlestone Enterprise Limited is: P.O. Box 665 Roseneath, The Grange, St. Peter Port, Guernsey GY1-3SJ, Channel Islands.

(5)
Includes 300,000 shares of Common Stock issuable upon the conversion of the outstanding balance of a convertible promissory note, convertible within 60 days of April 27, 2016, as reported on the Nettlestone Schedule.

(6)	The address of the directors and officers listed in the table above is: c/o EuroSite Power Inc., 45 First Avenue, Waltham, Massachusetts 02451.

(7)
This number of shares is beneficially owned as of December 31, 2015 because it is solely based on a director and officer questionnaire submitted to the Company by Mr. Hatsopoulos. This number includes: (a) 1,918,754 shares of our common stock directly held by John N. Hatsopoulos; (b) 80,398 shares of our common stock held jointly by John N. Hatsopoulos and his wife, Patricia L. Hatsopoulos; (c) 94,000 shares of our common stock held by Pat Limited, a company incorporated in the Commonwealth of The Bahamas controlled by John N. Hatsopoulos; (d) 79,398 shares owned by Mr. Hatsopoulos’s spouse; (e) 750,000 shares of our common stock held by The John N. Hatsopoulos Family Trust 2011 for the benefit of: (1) Patricia L. Hatsopoulos, (2) Alexander J. Hatsopoulos, and (3) Nia Marie Hatsopoulos, for which Mr. John N. Hatsopoulos and Mrs. Patricia L. Hatsopoulos are the co-trustees; (f) warrants to purchase 144,000 shares within 60 days of April 27, 2016; and (g) options to purchase 100,000 shares of common stock exercisable within 60 days of April 27, 2016.

(8)
Includes; (a) 588,280 share a of Common Stock directly held by Mr. Samaras; (b) 1,424,037 shares of common stock held by the Elias Samaras 2016 Family Trust for which Mr. Samaras is trustee; (c) 1424,038 held by the Alexandra Samaras Family Trust for which the reporting persons spouse is trustee; and options to purchase 75,000 shares of common stock exercisable within 60 days of April 27, 2016.

(9)	Includes options to purchase 950,000 shares of common stock exercisable within 60 days of April 27, 2016.

EUROSITE POWER INC.

(10)	Includes options to purchase 100,000 shares of common stock exercisable within 60 days of April 27, 2016.

(11)	Includes options to purchase 100,000 shares of common stock exercisable within 60 days of April 27, 2016.

(12)	Includes options to purchase 75,000 shares of common stock exercisable within 60 days of April 27, 2016.

Equity Compensation Plans

The following table provides information as of March 31, 2016, regarding common stock that may be issued under the Company’s equity compensation plans. Information is included for both equity compensation plans approved by the Company’s stockholders and not approved by the Company’s stockholders.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in second column)

Equity compensation plans approved by security holders	4,210,000	$0.84	590,000

Equity compensation plans not approved by security holders	—	$—	—
Total	4,210,000	$0.84	590,000

For more information on our equity compensation plans and relations with our management generally, please see Item 11 - “Executive Compensation.”

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Affiliated Entities. American DG Energy, Tecogen and Ilios are affiliated companies by virtue of common ownership and common leadership. As of December 31, 2015, American DG Energy owned approximately 48% of the Common Stock of the Company.
American DG Energy, Tecogen and Ilios, are affiliated companies by virtue of common ownership. Specifically, as of December 31, 2015, John N. Hatsopoulos who is the Chairman of the Company is: (a) the Co-Chief Executive Officer and a director of American DG Energy and holds approximately 3.2% of its common stock, (b) the Chief Executive Officer and a director of Tecogen and holds approximately 20.1% of its common stock, and (c) a director of Ilios and holds approximately 7.2% of its common stock. As of December 31, 2015, Dr. George N. Hatsopoulos, who is John N. Hatsopoulos’ brother holds: (a) approximately 7.0% of American DG’s common stock, (b) approximately 19.2% of Tecogen's common stock, and (c) approximately 3.1% of Ilios's common stock.
Equipment. The Company historically purchased its energy equipment from American DG Energy, its parent and currently purchases parts for such units from American DG Energy. American DG Energy purchases energy equipment primarily from Tecogen, an affiliate of the Company, which manufactures natural gas, engine-driven commercial and industrial cooling and cogeneration systems, and from Ilios, a majority-owned subsidiary of Tecogen, which is developing a line of ultra-high-efficiency heating products, such as a high efficiency water heater, for commercial and industrial applications utilizing advanced thermodynamic principles.
Facilities and Support. American DG Energy signed a Facilities and Support Services Agreement with Tecogen on January 1, 2006, as amended with a term of 1 year. On August 7, 2015, American DG entered into an amendment with Tecogen to the Facilities, Support Services, and Business Agreement. The amendment increased the term of the agreement from 1 year to 2 years; and provides that the agreement will automatically renew month to month until terminated in writing by either party. The Company utilizes certain office space and rights provided to American DG under this agreement.
John N. Hatsopoulos is the chairman of the Company's Board and is also the Co-Chief Executive Officer of American DG Energy and Tecogen. He is also a member of the Board of Directors of Tecogen. His Company salary is $1.00 per year. On average, Mr. Hatsopoulos spends approximately 20% of his business time on the affairs of the Company, but such amount varies widely depending on the needs of the business and is expected to increase as the business of the Company develops.

EUROSITE POWER INC.

Elias Samaras is the Company's Chief Executive Officer, President, and a member of the Board of Directors. He is also a member of the Board of Directors of American DG Energy. His Company salary is $1.00 per year. On average, Mr. Samaras spends approximately 60% of his business time on the affairs of the Company, but such amount varies widely depending on the needs of the business and is expected to increase as the business of the Company develops.
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
The Company’s headquarters are located in approximately 3,282 square feet of office and storage space shared with American DG in Waltham, Massachusetts, which space is subleased from Tecogen by American DG. American DG is not currently charging the Company for utilizing its share of office space in the United States since it is insignificant in nature. The Company believes that its facilities are appropriate and adequate for its current needs.
Note Repayment. On September 19, 2014, John Hatsopoulos, the Chairman of the board of directors of the Company, loaned the Company $3,000,000 without interest pursuant to a promissory note (the "Loan"). The Loan matures upon a substantial capital raise or on September 19, 2019. Prepayment of principal may be made at any time without penalty. The proceeds of the Loan were used in connection with the development and installation of current and new energy systems in the United Kingdom and Europe. On December 30, 2014, the Company amended and restated the existing promissory note to provide for interest at a rate of 1.85%. During 2015 the Company made a prepayment of $1,000,000 on this note. As of December 31, 2015, the outstanding balance on the Loan was $2,000,000.
Line of Credit. On July 7, 2015, the Company entered into a Revolving Line of Credit Agreement (the “Agreement”), with Elias Samaras, the Company's Chief Executive Officer, President, and a member of the Board of Directors. Under the terms of the Agreement, Mr. Samaras has agreed to lend the Company up to an aggregate of $1 million, at the written request of the Company. Any amounts borrowed by the Company pursuant to the Agreement will bear interest at 6% per year. Interest is due and payable quarterly in arrears. The term of the Agreement is from June 30, 2015 to June 30, 2017. Repayment of the principal amount borrowed pursuant to the Agreement will be due on June 30, 2017. Prepayment of any amounts due under the Agreement may be made at any time without penalty. As of December 31, 2015, no amounts have been drawn on this line.
Audit Committee Review. Our Audit Committee Charter provides that the Audit Committee will review and approve all transactions between the Company and its officers, directors, director nominees, principal stockholders and their immediate family members. We intend that any such transactions will be on terms no less favorable to the Company than the Company could obtain from unaffiliated third parties.
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

The Board of Directors has determined that Dr. Ahmed F. Ghoniem, Bruno Meier, Joan Giacinti, and Marcel Cassard are “independent directors” as defined in the corporate governance standards of the NYSE MKT.

EUROSITE POWER INC.

Item 14. Principal Accounting Fees and Services.

The following table summarizes fees billed to the Company by Wolf & Company, P.C. and McGladrey LLP for 2015 and 2014, respectively, for professional services rendered for the periods ending December 31, 2015 and December 31, 2014:

Audit Fees	2015	2014
McGladrey LLP Audit Fees	$—	$14,616
Wolf & Company, P.C. Audit Fees	$66,000	$—
McGladrey LLP Tax Fees	$—	$1,500
All Other Fees	$—	$—
Total	$66,000	$62,691

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

Audit Committee Approval of Fees. Our Audit Committee approved all audit-related fees listed above provided by McGladrey LLP and Wolf & Company, P.C. to us during the year ended December 31, 2015.

EUROSITE POWER INC.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) Exhibits

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

EUROSITE POWER INC.

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

EUROSITE POWER INC.

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

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Form 10, as amended, originally filed with the SEC on August 16, 2011).

21.1	List of subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Form 10, as amended, originally filed with the SEC on August 16, 2011).

23.1^	Consent of Wolf & Company, P.C.

31.1#	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2#	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1^	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer (Furnished herewith).

101.1^
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

________________________________________

#	Filed herewith.

EUROSITE POWER INC.

^	Previously filed.

*	Management contract or compensatory plan or agreement.

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

Signature	Title	Date

/s/ Elias Samaras	Chief Executive Officer, President, and Director	April 29, 2016
Elias Samaras	(Principal Executive Officer)

/s/ Bonnie Brown	Chief Financial Officer, Treasurer, Secretary	April 29, 2016
Bonnie Brown	(Principal Financial and Accounting Officer)