Form 10-Q
period 2016-03-31
EUROSITE POWER INC.
filed 2016-05-16
CIK 1528103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non –accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Title of each class	Outstanding at May 13, 2016
Common Stock, $0.001 par value	65,747,100

EUROSITE POWER INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2016

References in this Form 10-Q to “we”, “us”, “our”, the “Company” and “EuroSite Power” refer to EuroSite Power Inc. and its consolidated subsidiaries, unless otherwise noted.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

EUROSITE POWER INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$438,942	$587,819
Accounts receivable	371,916	303,782
UK energy tax incentives receivable	—	369,485
Value added and other tax receivable	26,756	(5,297)
Inventory	202,894	137,093
Other current assets	41,143	57,152
Total current assets	1,081,651	1,450,034
Property and equipment, net	7,612,831	7,516,262
Other assets, long-term	9,564	11,004
TOTAL ASSETS	$8,704,046	$8,977,300

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$371,824	$313,293
Due to related party	180,624	98,979
Accrued expenses and other current liabilities	270,565	286,814
Total current liabilities	823,013	699,086
Long-term liabilities:
Convertible debentures	1,570,219	1,585,264
Convertible debentures due to related parties	942,131	951,158
Note payable - related party	2,000,000	2,000,000
Total liabilities	5,335,363	5,235,508
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 65,747,100 issued and outstanding at March 31, 2016 and December 31, 2015	65,747	65,747
Additional paid-in capital	12,242,416	12,224,064
Accumulated deficit	(8,939,480)	(8,548,019)
Total stockholders' equity	3,368,683	3,741,792

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,704,046	$8,977,300

See Notes to Condensed Consolidated Financial Statements (Unaudited)

EUROSITE POWER INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31, 2016	March 31, 2015

Revenues
Energy revenues	$685,716	$530,648
Turnkey & other revenues	1,316	17,406
	687,032	548,054
Cost of sales
Fuel, maintenance and installation	431,397	414,972
Depreciation expense	112,995	90,392
	544,392	505,364
Gross profit	142,640	42,690

Operating expenses
General and administrative	300,092	303,340
Selling	132,929	129,449
Engineering	88,490	30,718
	521,511	463,507
Loss from operations	(378,871)	(420,817)
Other income (expense)
Interest and other income	126	2,697
Interest expense	(12,716)	(12,277)
	(12,590)	(9,580)

Loss before income taxes	(391,461)	(430,397)
Provision (benefit) for income taxes	—	—
Net loss	$(391,461)	$(430,397)

Net loss per share - basic and diluted	$(0.01)	$(0.01)
Weighted-average shares outstanding - basic and diluted	65,747,100	65,747,100

See Notes to Condensed Consolidated Financial Statements (Unaudited)

EUROSITE POWER INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31, 2016	March 31, 2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(391,461)	$(430,397)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	114,884	90,987
Amortization of convertible debt premium	(24,072)	(24,072)
Stock-based compensation	18,352	30,863
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	(68,134)	(35,022)
UK energy tax incentives receivable	369,485	—
Value added and other tax receivable	(32,053)	80,547
Inventory	(65,801)	(4,131)
Prepaid and other current assets	16,009	(1,832)
Other assets, long-term	1,440	1,440
Increase (decrease) in:
Accounts payable	58,531	87,727
Due to related party	81,645	12,963
Accrued expenses and other current liabilities	(16,249)	(17,871)
Net cash provided by (used in) operating activities	62,576	(208,798)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(211,453)	(547,171)
Net cash used in investing activities	(211,453)	(547,171)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on note payable - related party	—	(1,000,000)
Net cash used in financing activities	—	(1,000,000)

Net decrease in cash and cash equivalents	(148,877)	(1,755,969)
Cash and cash equivalents, beginning of the period	587,819	3,776,852
Cash and cash equivalents, end of the period	$438,942	$2,020,883

Supplemental disclosures of cash flow information:
Taxes paid	$—	$6,750
Interest paid	$—	$—

See Notes to Condensed Consolidated Financial Statements (Unaudited)

EUROSITE POWER INC.

Notes to Unaudited Condensed Consolidated Financial Statements for the period ending March 31, 2016.

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

The Company was incorporated as a Delaware corporation on July 9, 2010 as a subsidiary of American DG Energy Inc., or American DG Energy. On September 17, 2010, the Company registered EuroSite Power Limited as a wholly-owned subsidiary with the Registrar of Companies for England and Wales to introduce the American DG Energy business model to the United Kingdom and the European market, although as of March 31, 2016, we operated in the United Kingdom only.

The Company has experienced total net losses since inception of approximately $8.9 million. For the foreseeable future, the Company expects to experience continuing operating losses and negative cash flows from operations as its management executes its current business plan. The Company believes that its existing resources, including cash and cash equivalents, future cash flow from operations, its ability to control certain costs, including those related to general and administrative expenses, the project financing arrangements, the line of credit available from its CEO, and the use of capital from American DG Energy, will be sufficient to meet the working capital requirements of its existing business for the foreseeable future; however, as the Company continues to grow its business by adding more energy systems, the cash requirements will increase.

The Company is engaged in continual fundraising efforts, primarily for the installation of energy systems. On May 10, 2016, the Company announced a private placement of up to $10 million at $0.575 per share of its common stock. As of the day of the announcement, various accredited investors had subscribed to $7.25 million of the available private placement shares. The Company plans to use these funds to first pay off its debt to its Chairman, of $2,000,000, with the balance to be used to fund operations and growth. Closing has been set for May 30, 2016.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ended December 31, 2016.

The condensed consolidated balance sheet at December 31, 2015 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015, or the Annual Report.

There have been no significant changes in accounting principles, practices or inherent estimates from those reported in the Annual Report.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary EuroSite Power Limited, a United Kingdom registered company.

The Company’s operations are comprised of one business segment. The Company’s business is to sell energy in the form of electricity, heat, hot water and cooling to its customers under long-term sales agreements.

EUROSITE POWER INC.

Note 2. Loss Per Common Share

The Company computes basic loss per share by dividing net loss for the period by the weighted-average number of shares of Common Stock outstanding during the period. The Company computes its diluted earnings per common share using the treasury stock method. For purposes of calculating diluted earnings per share, the Company considers its shares issuable in connection with stock options, warrants and debentures to be dilutive Common Stock equivalents when the exercise price is less than the average fair market value of the Company’s Common Stock for the period. For the three months ended March 31, 2016, the Company excluded 11,210,000 potentially dilutive shares resulting from stock options, warrants and convertible debentures. For the three months ended March 31, 2015, the Company excluded 11,305,000 potentially dilutive shares resulting from stock options, warrants and convertible debentures. All shares issuable for both periods were anti-dilutive as a result of the reported net loss.

Note 3. Income Taxes

The provision (benefit) for income taxes in the accompanying consolidated statements of operations for the three months ended March 31, 2016 and 2015 differs from that which would be expected by applying the federal and foreign statutory tax rate primarily due to losses for which no benefit is recognized.

Note 4. Related Parties

American DG Energy, Tecogen and Ilios, are affiliated companies by virtue of common ownership and common leadership.

The Company purchases some of its energy equipment from American DG Energy, its parent. American DG Energy purchases energy equipment primarily from Tecogen, an affiliate of the Company, which manufactures natural gas, engine-driven commercial and industrial cooling and cogeneration systems, and from Ilios Inc., or Ilios, a majority-owned subsidiary of Tecogen which is developing a line of ultra-high efficiency heating products, such as a high efficiency water heater, for commercial and industrial applications utilizing advanced thermodynamic principles.

Elias Samaras is the Company's Chief Executive Officer, President, and a member of the board of directors. He is also a member of the board of directors of American DG Energy. His Company salary is $1.00 per year, exclusive of option awards. On average, Dr. Samaras spends approximately 60% of his business time on the affairs of the Company, but such amount varies widely depending on the needs of the business and is expected to increase as the business of the Company develops.

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

Bonnie J. Brown is the Chief Financial Officer, treasurer and secretary of the Company and American DG Energy. Her salary is paid by American DG Energy; however a portion was reimbursed by the Company according to the requirements of the business. On average, Ms. Brown spends approximately 25% of her business time on the affairs of the Company, but such amount varies widely depending on the needs of the business.

Gabriel J. Parmese, was the Chief Financial Officer, treasurer and secretary of the Company and American DG Energy until August 12, 2015. His salary was paid by American DG Energy; however a portion was reimbursed by the Company according to the requirements of the business. On average, Mr. Parmese spent approximately 15% of his business time on the affairs of the Company, but such amount varied widely depending on the needs of the business.

During the first quarter of 2015, the Company prepaid $1,000,000 of a related party note according to the terms of the agreement, leaving an outstanding balance of $2,000,000.

On July 7, 2015, the Company entered into a Revolving Line of Credit Agreement, (or the "Agreement"), with Elias Samaras, who is the Company's Chief Executive Officer, President, and a member of the board of directors. Under the terms of the Agreement, Dr. Samaras has agreed to lend the Company up to an aggregate of $1 million, at the written request of the Company. Any amounts borrowed by the Company pursuant to the Agreement will bear interest at 6% per year. Interest is due and payable quarterly in arrears. The term of the Agreement is from July 7, 2015 to June 30, 2017. Repayment of the

EUROSITE POWER INC.

principal amount borrowed pursuant to the Agreement will be due on June 30, 2017. Prepayment of any amounts due under the Agreement may be made at any time without penalty. As of March 31, 2016, no amounts have been drawn on this line.

The Company’s headquarters are located in Waltham, Massachusetts and consist of 3,282 square feet of office and storage space used by our parent, American DG Energy and leased from Tecogen. American DG Energy is not currently charging the Company for utilizing its share of office space in the United States since it believes it is insignificant. The amount due to Tecogen as of March 31, 2016 was $180,624 for service contracts on our sites.

Note 5. Commitments and Contingencies

The Company has certain commitments through its agreements with Tecogen, Ilios, and other related parties. See Note 4 "Related Parties" for more detail.

Note 6. Subsequent Events

On May 12, 2016, the Company announced a private placement of $7.25 million at $0.575 per share of its common stock. As of the day of announcement, various accredited investors had subscribed to $7.25 million of the private placement. The Company plans to use these funds to first pay off its debt to its Chairman, of $2,000,000, with the balance to be used to fund operations and growth. Closing has been set for June 8, 2016.

The Company has evaluated subsequent events through the date of this filing and determined that no other subsequent events occurred that would require recognition in the consolidated financial statements or disclosure in the notes thereto.

EUROSITE POWER INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Forward-looking statements are made throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements include, among other things, statements regarding our current and future cash requirements, our expectations regarding suppliers of cogeneration units, and statements regarding potential financing activities in the future. While the Company may elect to update forward-looking statements in the future, it specifically disclaims any obligation to do so, even if the Company’s estimates change. Readers should not rely on those forward-looking statements as representing the Company’s views as of any date subsequent to the date of the filing of this Quarterly Report on Form 10-Q, or the Quarterly Report. There are a number of important factors that could cause the actual results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading “Risk Factors” in this Quarterly Report and those included in the Company's Annual Report.

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

The profitability of our business model is highly dependent on the functionality of our energy equipment, the price of electricity, the demand for electricity, and to a lesser extent, the price of natural gas. Increase in demand for electricity tends to cause prices to rise. Higher electricity prices increase the Company’s revenue and liquidity. Lower natural gas prices decrease operational cost. The Company does not have a primary source of natural gas or a principal supplier. The Company buys its natural gas from its customers and its customers' contracts with various local suppliers of natural gas. The Company does not hedge or lock in local natural gas prices, therefore, it is exposed to some natural gas cost risk. In addition, an uncertainty in the Company’s business model exists where the pricing model of electricity and natural gas in Europe differs from the pricing model in the United States. To mitigate the risk of low electrical rates, the Company pursues energy system projects in areas with higher electrical rates.

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

There is an ongoing consideration of how to access and lower the cost of capital. The Company regularly assesses the cost and availability of debt capital, preferred stock, convertible debentures, private equity financing, and public common stock offerings. The effect these fundraising efforts have on the business will depend on the type of fundraising. Generally, debt and convertible debenture financing will increase interest expense. Generally, convertible debentures, private equity, and public equity have the potential to dilute shareholder’s earnings per share. To date, the Company has largely financed its growth through the private placements of convertible debt and equity. During the first quarter of 2016, the Company signed two project financing agreements which will provide funding for projects going forward.

On May 10, 2016, the Company announced a private placement of up to $10 million at $0.575 per share of its common stock. As of the day of the announcement, investors had subscribed to $7.25 million of the available private placement shares. The Company plans to use these funds to first pay off its debt to its Chairman, of $2,000,000, with the balance to be used to fund operations and growth. Closing has been set for May 30, 2016.

EUROSITE POWER INC.

First Quarter 2016 Compared to First Quarter 2015

Revenues

Revenues in the first quarter of 2016 were $687,032 compared to $548,054 for the same period in 2015, an increase of $138,978 or 25.4%. The revenues increased primarily due to new sites and more sites being fully operational for a longer period of time in the first quarter of 2016 as compared to the first quarter of 2015. At March 31, 2016, we had 30 systems operational compared to 25 systems as of March 31, 2015.

Cost of Sales

Cost of sales, including depreciation expense, in the first quarter of 2016 was $544,392 compared to $505,364 for the same period in 2015. The increase is primarily attributable to an increase in the number of installed operating systems.

 Gross Profit

Gross profit in the first quarter of 2016 was $142,640, compared to $42,690 for the same period in 2015. Gross margin in the first quarter of 2016 was 20.8% compared to 7.8% for the first quarter of 2015. The principal reason for the increase in profitability was the decrease in maintenance costs as well as lower gas prices.

Operating Expenses

General and administrative expenses were $300,092 in the first quarter of 2016, compared to $303,340 for the same period in 2015, a decrease of $3,248 or 1.1%. The decrease in general and administrative expenses was primarily due to a reduction of stock compensation expense.

Selling expenses were $132,929 in the first quarter of 2016, compared to $129,449 for the same period in 2015, an increase of $3,480 or 2.7%. The increase was primarily due to the addition of a new salesperson as well as increased advertising expenses.

Engineering expenses were $88,490 in the first quarter of 2016, compared to $30,718 for the same period in 2015. The increase in expense of $57,772, or 188.1%, was due to higher payroll for new engineering staff, consulting and travel expenses.

Other Income (Expense)

Interest and other income was $126 in the first quarter of 2016, compared to $2,697 for the same period in 2015, which is interest on our cash balance. The decrease in interest income is due to the lower cash balance for the first quarter of 2016 as compared to the first quarter of 2015. Interest and other expense was $12,716 in the first quarter of 2016, compared to income of $12,277 for the same period in 2015.

Net Loss

Net loss was $391,461 in the first quarter of 2016, compared to a net loss of $430,397 for the same period in 2015, an improvement of 9.0% from the prior year. This smaller net loss is due to improved gross profit.

Liquidity and Capital Resources

Consolidated working capital was $258,638 as of March 31, 2016, compared to $750,948 at December 31, 2015. Included in working capital were cash and cash equivalents of $438,942 as of March 31, 2016, compared to $587,819 at December 31, 2015. The decrease in working capital was primarily a result of $211,453 in capital expenditures and an increases in accounts payable of $58,531 and amounts due to related parties of $81,645.

Cash used in operating activities was $62,576 in the first three months of 2016. Cash was provided by operating activities due to the receipt of the UK tax energy incentives of $369,485, offset by a net loss of $391,461.

The primary investing activities of the Company’s operations included the purchase of equipment. During the three months ended March 31, 2016, the Company used $211,453 for purchases of equipment.

EUROSITE POWER INC.

From time-to-time, the Company has relied and may continue to rely on John Hatsopoulos, the Company's Chairman of the Board of Directors, Elias Samaras, the Company's CEO, project financing facilities, or its parent company, American DG Energy, for resources.

The Company owns the energy-producing equipment at the customer’s site; therefore, the business is capital intensive. The Company believes that its existing resources, including cash and cash equivalents, future cash flow from operations, its ability to control certain costs, including those related to general and administrative expenses, the project financing arrangements and the line of credit available from its CEO will be sufficient to meet the working capital requirements of its existing business for the foreseeable future; however, as the Company continues to grow its business by adding more energy systems, the cash requirements will increase. The Company may need to raise additional capital.

On May 12, 2016, in a private placement of its common stock, the Company raised $7.25 million at $0.575 per share from various accredited investors. The Company plans to use these funds to first pay off its debt to its Chairman, of $2,000,000, with the balance to be used to fund operations and growth. Closing has been set for June 8, 2016.

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

Significant Accounting Policies and Critical Estimates

The Company's significant accounting policies are discussed in “Note 1 - Description of Business and Summary of Significant Accounting Policies” to its Consolidated Financial Statements which are incorporated in the Company's Annual Report filed with the Securities and Exchange Commission, or the SEC. The accounting policies and estimates that can have a significant impact upon the operating results, financial position and footnote disclosures of the Company are described in “Note 1 - Description of Business and Basis of Presentation” to the Consolidated Financial Statements described above.

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

Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, or Securities Act, for complying with new or revised accounting standards. However, we chose to “opt out” of any extended transition period, and as a result we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

EUROSITE POWER INC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Management’s evaluation of disclosure controls and procedures:

Based on our management’s evaluation (with the participation of our principal executive officer and our principal financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive officer and our acting principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting:

Remediation steps were taken in the first quarter of 2016 regarding the impairment assessment process providing a step by step approach in identifying events or changes in circumstances that would require an impairment test of its long-lived assets, estimating the future cash flows related to those long-lived assets and estimating the fair value of those long-lived assets, as required.

EUROSITE POWER INC.

PART II – OTHER INFORMATION

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Risk Factors” in our most recent Annual Report. The risks discussed in our Annual Report could materially affect our business, financial condition and future results. The risks described in our Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.

Because the Company relies on its parent company, American DG Energy Inc., you should also carefully read American DG Energy's most recent Annual Report on Form 10-K and its most recent Quarterly Report on Form 10-Q, each as filed with the Securities and Exchange Commission.

EUROSITE POWER INC.

Item 6. Exhibits

Exhibit
Number		Description of Exhibit

3.1	–
Certificate of Incorporation, as amended and restated February 17, 2012 (incorporated by reference to Exhibit 3.2 to the Company’s Form 10, as amended, originally filed with the SEC on August 16, 2011).

3.2	–	Bylaws as amended and restated January 27, 2012 (incorporated by reference to Exhibit 3.4 to the Company’s Form 10, as amended, originally filed with the SEC on August 16, 2011).

4.1	–
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

10.2	–
Amended and Restated Promissory Note due 2019 by the Company to John Hatsopoulos, dated December 30, 2014 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the SEC on January 2, 2015).

10.3	–
Convertible Note Amendment Agreement, dated October 3, 2014, among the Company, American DG Energy, John N. Hatsopoulos, and certain investors (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the SEC on October 6, 2014).

10.4	–	Form of Convertible Note Conversion Agreement (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed with the SEC on October 6, 2014).

10.5	–
Convertible Note Noteholder's Agreement among the Company, American DG Energy and the convertible note holders of the Company’s 4% Senior Convertible Notes due 2015, dated June 14, 2013 (incorporated by reference to exhibit 10.2 of the Company’s Current Report on Form 8-K originally filed with the SEC on June 18, 2013).

10.6	–
Project financing agreement, the Master Assignment of Receivables Agreement, between the Company and Societe Generale Equipment Finance Limited dated as of March 3, 2016 (incorporated by reference to Exhibit 10.1 to the Company Current Report on Form 8-K filed with the SEC on March 9, 2016)

10.7	–
Project financing agreement, the Master Assignment Agreement, between the Company and Macquarie Equipment Finance Limited dated as March 24, 2016 (incorporated by reference to Exhibit 10.1 to the Company Current Report on Form 8-K filed with the SEC on March 30, 2016)

10.8	–
Project financing agreement, the Finance Programme Agreement, between the Company and Macquarie Equipment Finance Limited dated as March 24, 2016 (incorporated by reference to Exhibit 10.2 to the Company Current Report on Form 8-K filed with the SEC on March 30, 2016)

31.1*	–	Rule 13a-14(a) Certification of Chief Accounting Officer

31.2*	–	Rule 13a-14(a) Certification of Chief Executive Officer

32.1**	–	Section 1350 Certifications of Principal Executive Officer and Chief Accounting Officer

EUROSITE POWER INC.

101.1*	–
The following materials from the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2016, are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text and in detail.

* Filed herewith
** Furnished herewith

EUROSITE POWER INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EUROSITE POWER INC.

By: /s/ ELIAS SAMARAS
Chief Executive Officer
(Principal Executive Officer)
Date: May 16, 2016

By: /s/ BONNIE J. BROWN
Chief Financial Officer
(Principal Finance Officer)
Date: May 16, 2016