Form 10-Q
period 2016-06-30
EUROSITE POWER INC.
filed 2016-08-11
CIK 1528103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non –accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Title of each class	Outstanding at August 11, 2016
Common Stock, $0.001 par value	82,265,056

EUROSITE POWER INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2016

References in this Form 10-Q to “we”, “us”, “our”, the “Company” and “EuroSite Power” refer to EuroSite Power Inc. and its consolidated subsidiaries, unless otherwise noted.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

EUROSITE POWER INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$5,127,424	$587,819
Accounts receivable	251,528	303,782
UK energy tax incentives receivable	—	369,485
Value added and other tax receivable	(3,012)	(5,297)
Inventory	189,124	137,093
Other current assets	31,065	57,152
Total current assets	5,596,129	1,450,034
Property and equipment, net	7,617,753	7,516,262
Other assets, long-term	8,124	11,004
TOTAL ASSETS	$13,222,006	$8,977,300

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$212,166	$313,293
Due to related party	43,534	98,979
Accrued expenses and other current liabilities	230,803	286,814
Total current liabilities	486,503	699,086
Long-term liabilities:
Convertible debentures	—	1,585,264
Convertible debentures due to related parties	311,035	951,158
Note payable - related party	—	2,000,000
Total liabilities	797,538	5,235,508
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 82,265,056 and 65,747,100 issued and outstanding at June 30, 2016 and December 31, 2015, respectively.	82,265	65,747
Additional paid-in capital	21,989,972	12,224,064
Accumulated deficit	(9,647,769)	(8,548,019)
Total stockholders' equity	12,424,468	3,741,792

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,222,006	$8,977,300

See Notes to Condensed Consolidated Financial Statements (Unaudited)

EUROSITE POWER INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	June 30, 2016	June 30, 2015

Revenues
Energy revenues	$640,014	$532,604
Turnkey & other revenues	423	10,369
	640,437	542,973
Cost of sales
Fuel, maintenance and installation	420,366	412,207
Depreciation expense	116,726	96,744
	537,092	508,951
Gross profit	103,345	34,022

Operating expenses
General and administrative	332,168	130,405
Selling	160,405	107,023
Engineering	90,006	43,437
	582,579	280,865
Loss from operations	(479,234)	(246,843)
Other income (expense)
Interest income	3,313	1,615
Interest expense, net of debt premium amortization	(7,586)	(11,749)
Debt conversion expense	(224,782)	—
	(229,055)	(10,134)

Loss before income taxes	(708,289)	(256,977)
Provision (benefit) for income taxes	—	2,188
Net loss	$(708,289)	$(254,789)

Net loss per share - basic and diluted	$(0.01)	$—
Weighted-average shares outstanding - basic and diluted	72,622,316	65,747,100

See Notes to Condensed Consolidated Financial Statements (Unaudited)

EUROSITE POWER INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended
	June 30, 2016	June 30, 2015

Revenues
Energy revenues	$1,325,730	$1,063,252
Turnkey & other revenues	1,739	27,775
	1,327,469	1,091,027
Cost of sales
Fuel, maintenance and installation	851,763	827,179
Depreciation expense	229,721	187,136
	1,081,484	1,014,315
Gross profit	245,985	76,712

Operating expenses
General and administrative	632,260	433,745
Selling	293,334	236,472
Engineering	178,496	74,155
	1,104,090	744,372
Loss from operations	(858,105)	(667,660)
Other income (expense)
Interest income	3,439	4,312
Interest expense, net of debt premium amortization	(20,302)	(24,026)
Debt conversion expense	(224,782)	—
	(241,645)	(19,714)

Loss before income taxes	(1,099,750)	(687,374)
Benefit for income taxes	—	2,188
Net loss	$(1,099,750)	$(685,186)

Net loss per share - basic and diluted	$(0.02)	$(0.01)
Weighted-average shares outstanding - basic and diluted	69,203,700	65,747,100

See Notes to Condensed Consolidated Financial Statements (Unaudited)

EUROSITE POWER INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30, 2016	June 30, 2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,099,750)	$(685,186)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	233,455	188,332
Non-cash debt conversion and interest expense	235,782	—
Amortization of convertible debt premium	(41,123)	(48,144)
Stock-based compensation	116,290	56,146
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	52,254	(28,241)
UK energy tax incentives receivable	369,485	636,661
Value added and other tax receivable	(2,285)	37,304
Inventory	(52,031)	(10,037)
Prepaid and other current assets	26,087	(17,449)
Other assets, long-term	2,880	2,880
Increase (decrease) in:
Accounts payable	(101,127)	42,016
Due to related party	(55,445)	2,972
Accrued expenses and other current liabilities	(56,011)	68,236
Net cash provided by (used in) operating activities	(371,539)	245,490

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(334,946)	(835,433)
Net cash used in investing activities	(334,946)	(835,433)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on note payable - related party	(2,000,000)	(1,000,000)
Proceeds from sale of common stock, net of costs	7,246,090	—
Net cash provided by (used in) financing activities	5,246,090	(1,000,000)

Net increase (decrease) in cash and cash equivalents	4,539,605	(1,589,943)
Cash and cash equivalents, beginning of the period	587,819	3,776,852
Cash and cash equivalents, end of the period	$5,127,424	$2,186,909

Supplemental disclosures of cash flow information:
Taxes paid	$—	$9,511
Interest paid	$66,764	$90,871
Common Stock exchanged for convertibles debentures, non-cash	$2,184,264	$—

See Notes to Condensed Consolidated Financial Statements (Unaudited)

EUROSITE POWER INC.

Notes to Unaudited Condensed Consolidated Financial Statements for the period ending June 30, 2016.

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

The Company was incorporated as a Delaware corporation on July 9, 2010 as a subsidiary of American DG Energy Inc., or American DG Energy. On September 17, 2010, the Company registered EuroSite Power Limited as a wholly-owned subsidiary with the Registrar of Companies for England and Wales to introduce the American DG Energy business model to the United Kingdom and the European market, although as of June 30, 2016, we operated in the United Kingdom only.

The Company has experienced total net losses since inception of approximately $9.6 million. For the foreseeable future, the Company expects to experience continuing operating losses and negative cash flows from operations as its management executes its current business plan. The Company believes that its existing resources, including cash and cash equivalents, future cash flow from operations, its ability to control certain costs, including those related to general and administrative expenses, the project financing arrangements and the line of credit available from its CEO will be sufficient to meet the working capital requirements of its existing business for the foreseeable future; however, as the Company continues to grow its business by adding more energy systems, the cash requirements will increase.

The Company is engaged in continual fundraising efforts, primarily for the installation of energy systems. On May 12, 2016, the Company completed a private placement with related parties of 12,608,696 shares of its common stock for aggregate proceeds of $7.25 million at $0.575 per share. The shares sold in this placement are subject to a registration rights agreement where the Company has agreed to use its best efforts to register the shares issued at the request of the holder. The Company used a portion of these proceeds to pay off its debt to its former Chairman, of $2,000,000, with the balance being retained to fund operations and growth.

On June 28, 2016, $2.1 million of the Company’s $2.4 million of related party convertible debentures were converted into 3,909,260 shares of common stock of the Company at a price of $0.54 per share. Additionally, $11,000 of accrued interest was also converted at the same price. As the price used to convert the convertible debentures was less than the then contractual conversion price of $0.60 per share of common stock, the fair value of the incremental shares issued to the holders of the convertible debentures over and above the contractually required amount of $224,782 was expensed as debt conversion expense.

As of June 30, 2016, American DG Energy owned a 20.5% interest in the Company and accounts for this ownership on the equity method of accounting in its financial statements in accordance with GAAP, as of that date. Prior to this date, American DG Energy accounted for its investment in EuroSite Power as a consolidated subsidiary as it determined it was the primary beneficiary of EuroSite under the variable interest model. That determination included consideration of an implicit variable interest held by the Company in the form of a guarantee of the long-term convertible indebtedness of EuroSite Power. On June 28, 2016, substantially all of that convertible indebtedness was converted by the holders into shares of EuroSite Power (see Note 5 Convertible debentures), rendering the Company’s guarantee inconsequential in the determination. As a result, the Company concluded it no longer held a variable interest in EuroSite Power. The Company deconsolidated EuroSite Power in its consolidated financial statements.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal

EUROSITE POWER INC.

recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ended December 31, 2016.

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

The Company’s operations are comprised of one business segment. The Company’s business is to sell energy in the form of electricity, heat, hot water, cooling, and natural gas to its customers under long-term sales agreements.

Note 2. Loss Per Common Share

The Company computes basic loss per share by dividing net loss for the period by the weighted-average number of shares of Common Stock outstanding during the period. The Company computes its diluted earnings per common share using the treasury stock method. For purposes of calculating diluted earnings per share, the Company considers its shares issuable in connection with stock options, warrants and debentures to be dilutive Common Stock equivalents when the exercise price is less than the average fair market value of the Company’s Common Stock for the period. For the six months ended June 30, 2016, the Company excluded 11,435,290 potentially dilutive shares resulting from stock options, warrants and convertible debentures. For the six months ended June 30, 2015, the Company excluded 11,330,000 potentially dilutive shares resulting from stock options, warrants and convertible debentures. All shares issuable for both periods were anti-dilutive as a result of the reported net loss.

Note 3. Income Taxes

The provision (benefit) for income taxes in the accompanying consolidated statements of operations for the six months ended June 30, 2016 and 2015 differs from that which would be expected by applying the federal and foreign statutory tax rate primarily due to losses for which no benefit is recognized.

Note 4. Related Parties

American DG Energy and Tecogen are affiliated companies by virtue of common ownership and common leadership.

The Company purchases some of its energy equipment from American DG Energy. American DG Energy purchases energy equipment primarily from Tecogen, an affiliate of the Company, which manufactures natural gas, engine-driven commercial and industrial cooling and cogeneration systems and ultra-high efficiency heating products, such as a high efficiency water heater, for commercial and industrial applications utilizing advanced thermodynamic principles.

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

John N. Hatsopoulos was the chairman of the Company's board of directors, resigning on May 16, 2016, and is also the Co-Chief Executive Officer of American DG Energy and Tecogen. He is also a member of the board of directors of of American DG Energy and Tecogen. His Company salary was $1.00 per year. On average, Mr. Hatsopoulos spent approximately 20% of his business time on the affairs of the Company, but such amount varies widely depending on the needs of the business and is expected to increase as the business of the Company develops.

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

During the first quarter of 2015, the Company prepaid $1,000,000 of a related party note according to the terms of the agreement, leaving an outstanding balance of $2,000,000. During the second quarter of 2016, the outstanding balance of $2,000,000 was repaid and this related party note was cancelled.

On July 7, 2015, the Company entered into a Revolving Line of Credit Agreement, (or the "Agreement"), with Elias Samaras, who is the Company's Chief Executive Officer, President, and a member of the board of directors. Under the terms of the Agreement, Dr. Samaras has agreed to lend the Company up to an aggregate of $1 million, at the written request of the Company. Any amounts borrowed by the Company pursuant to the Agreement will bear interest at 6% per year. Interest is due and payable quarterly in arrears. The term of the Agreement is from July 7, 2015 to June 30, 2017. Repayment of the principal amount borrowed pursuant to the Agreement will be due on June 30, 2017. Prepayment of any amounts due under the Agreement may be made at any time without penalty. As of June 30, 2016, no amounts have been drawn on this line.

On June 28, 2016, $2.1 million of the Company’s $2.4 million of related party convertible debentures were converted into 3,909,260 shares of common stock of the Company at a price of $0.54 per share. Additionally, $11,000 of accrued interest was also converted at the same price. As the price used to convert the convertible debentures was less than the then contractual conversion price of $0.60 per share of common stock, the fair value of the incremental shares issued to the holders of the convertible debentures over and above the contractually required amount of $224,782 was expensed as debt conversion expense.

The Company’s operations are headquartered in Macclesfield England and consists of leased office space. The Company's corporate headquarters are located in Waltham, Massachusetts and consist of 3,282 square feet of office and storage space used by our former parent, American DG Energy and leased from Tecogen. American DG Energy is not currently charging the Company for utilizing its share of office space in the United States since it believes it is insignificant. The amounts due to American DG Energy and Tecogen as of June 30, 2016 was $22,059 and $21,475, respectively.

Note 5. Commitments and Contingencies

The Company has certain commitments through its agreements with Tecogen and other related parties. See Note 4 "Related Parties" for more detail.

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

Overview

The Company distributes, owns and operates clean, on-site energy systems that produce electricity, hot water, heat and cooling in the United Kingdom. The Company derives sales from selling energy in the form of electricity, heat, hot water, cooling, and natural gas to its customers under long-term energy sales agreements (with a typical term of 10 to 15 years). The energy systems are owned by the Company and are installed in our customers' buildings. Each month we obtain readings from our energy meters to determine the amount of energy produced for each customer. We multiply these readings by the appropriate published price of energy (electricity, natural gas or oil) from our customers' local energy utility, to derive the value of our monthly energy sale, less the applicable negotiated discount. Our revenues per customer on a monthly basis may vary based on the amount of energy produced by our energy systems and the published price of energy (electricity, natural gas or oil) from our customers' local energy utility that month. The Company adds revenue streams as new energy systems are deployed and become operational.

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

On May 12, 2016, the Company completed a private placement with related parties of 12,608,696 shares of its common stock for aggregate proceeds of $7.25 million at $0.575 per share. The shares sold in this placement are subject to a registration rights agreement where the Company has agreed to use its best efforts to register the shares issued at the request of the holder. The Company used a portion of the proceeds to pay off its debt to its former Chairman, of $2,000,000, with the balance being retained to fund operations and growth.

EUROSITE POWER INC.

On June 28, 2016, $2.1 million of the Company’s $2.4 million of convertible debentures were converted into 3,909,260 shares of common stock of the Company at a price of $0.54 per share. Additionally, $11,000 of accrued interest was also converted at the same price. As the price used to convert the convertible debentures was less than the then contractual conversion price of $0.60 per share of common stock, the fair value of the incremental shares issued to the holders of the convertible debentures over and above the contractually required amount was expensed as debt conversion expense.

Second Quarter 2016 Compared to the Second Quarter 2015

Revenues

Revenues in the second quarter of 2016 were $640,437 compared to $542,973 for the same period in 2015, an increase of $97,464 or 18.0%. The revenues increased primarily due to new sites and more sites being fully operational for a longer period of time in the second quarter of 2016 as compared to the second quarter of 2015. At June 30, 2016, we had 31 systems operational compared to 27 systems as of June 30, 2015.

Cost of Sales

Cost of sales, including depreciation expense, in the second quarter of 2016 was $537,092 compared to $508,951 for the same period in 2015. The increase is primarily attributable to an increase in revenue and the number of installed operating systems.

 Gross Profit

Gross profit in the second quarter of 2016 was $103,345, compared to $34,022 for the same period in 2015. Gross margin in the second quarter of 2016 was 16.1% compared to 6.3% for the second quarter of 2015. The principal reason for the increase in profitability was the decrease in maintenance costs as well as lower gas prices.

Operating Expenses

General and administrative expenses were $332,168 in the second quarter of 2016, compared to $130,405 for the same period in 2015, an increase of $201,763 or 154.7%. The increase in general and administrative expenses was primarily due to an increase in stock compensation expense as well as the unfavorable currency exchange rate.

Selling expenses were $160,405 in the second quarter of 2016, compared to $107,023 for the same period in 2015, an increase of $53,382 or 49.9%. The increase was primarily due to the addition of a new salesperson as well as increased advertising and commission expenses.

Engineering expenses were $90,006 in the second quarter of 2016, compared to $43,437 for the same period in 2015. The increase in expense of $46,569, or 107.2%, was due to higher payroll for new engineering staff, consulting and travel expenses as a result of bringing service in house.

Other Income (Expense)

Interest income was $3,313 in the second quarter of 2016, compared to $1,615 for the same period in 2015, which is interest on our cash balance. The increase in interest income is due to the higher cash balance for the second quarter of 2016 as compared to the second quarter of 2015. Interest and other expense was $7,586 in the second quarter of 2016, compared to expense of $11,749 for the same period in 2015. The principal reason for higher expense in the second quarter of 2016 was due to the debt conversion expense of $224,782 incurred in connection with the conversion of debt to common stock of the Company on terms more favorable than the original contract.

Net Loss

Net loss was $708,289 in the second quarter of 2016, compared to a net loss of $254,789 for the same period in 2015, an increase of 178.0% from the prior year. This larger net loss is substantially due to the debt conversion expense, additional stock compensation expense, currency fluctuations and increased selling expenses.

EUROSITE POWER INC.

First Six Months of 2016 Compared to the First Six Months of 2015

Revenues

Revenues in the first six months of 2016 were $1,327,469 compared to $1,091,027 for the same period in 2015. This was an increase of $236,442 or 21.7%. The revenues during the period increased due to the installation, start and expansion of energy generation at several sites. At June 30, 2016, we had 31 sites operational compared to 27 sites as of June 30, 2015.

Cost of Sales

Cost of sales including depreciation expense and expense for fuel, maintenance, and installation, in the first six months of 2016 was $1,081,484 compared to $1,014,315 for the same period in 2015. This is an increase of $67,169 or 6.6%, which is due to more sites operating and higher depreciation expense associated with more operating sites.

 Gross Profit

Gross profit, in the first six months of 2016, was $245,985, compared to $76,712 for the same period in 2015. Gross margin improved to 18.5% as compared to 7.0% for the same period in 2015, an improvement of 11.5%. The principal reason for the improvement in profitability was the decrease in maintenance costs as well as lower gas prices.

Operating Expenses

General and administrative expenses were $632,260 in the first six months of 2016, compared to $433,745 for the same period in 2015, an increase of $198,515 or 45.8%. The increase in general and administrative expenses was primarily due to an increase in stock compensation expense as well as the unfavorable currency exchange rate.

Selling expenses were $293,334 in the first six months of 2016, compared to $236,472 for the same period in 2015, an increase of $56,862 or 24.0%. The increase was primarily due to the addition of a new salesperson as well as increased advertising and commission expenses.

Engineering expenses were $178,496 in the first six months of 2016, compared to $74,155 for the same period in 2015. The increase in expense of $104,341 or 140.7% is due to higher payroll, consulting and travel costs as a result of bringing service in house.

Other Income (Expense)

Other income (expense), net was an expense of $241,645 for the first first six months of 2016, compared to an expense of $19,714 for the same period in 2015, an increase in expense of $221,931. The principal reason for higher expense in 2016 was the debt conversion expense of $224,782 incurred in connection with the conversion of debt to common stock of the Company on terms more favorable than the original contract.

Net Loss

Net loss was $1,099,750 in the first six months of 2016, compared to net loss of $685,186 for the same period in 2015. The increase in the net loss is primarily due to the debt conversion expense, additional stock compensation expense, currency fluctuations and increased selling expenses.

Liquidity and Capital Resources

Consolidated working capital was $5,109,626 as of June 30, 2016, compared to $750,948 at December 31, 2015. Included in working capital were cash and cash equivalents of $5,127,424 as of June 30, 2016, compared to $587,819 at December 31, 2015. The increase in working capital was primarily a result of the $7.25 million private placement of our common stock during the second quarter of 2016, offset by a payoff of related party debt of $2,000,000.

Cash used in operating activities was $371,539 in the first six months of 2016. Cash was provided by operating activities due to the receipt of the UK tax energy incentives of $369,485, offset by a net loss of $1,099,750.

The primary investing activities of the Company’s operations included the purchase of equipment. During the six months ended June 30, 2016, the Company used $334,946 for purchases of equipment.

EUROSITE POWER INC.

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

Emerging Growth Company

We are and we will remain an “emerging growth company”, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, until the earliest to occur of (i) the last day of the fiscal year during which our total annual gross revenues equal or exceed $1 billion (subject to adjustment for inflation), (ii) the last day of the fiscal year following the fifth anniversary of the date of the first sale of common equity securities pursuant to an effective registration statement, (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt, or (iv) the date on which we are deemed a large accelerated filer under the Securities Exchange Act of 1934, as amended.

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

There were no changes in the second quarter of 2016.

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
The United Kingdom’s impending departure from the European Union and the resultant exchange rate fluctuations and uncertainties could adversely affect our business and operating results.

On June 23, 2016, the United Kingdom (the “U.K.”) held a referendum in which voters approved an exit from the European Union (the “E.U.”), commonly referred to as “Brexit”. The announcement of Brexit caused significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against foreign currencies in which we conduct business. We translate revenue denominated in British pounds into U.S. dollars for our financial statements. During periods of a strengthening dollar, our reported revenue may be reduced because foreign currencies translate into fewer U.S. dollars.
As a result of the referendum, it is expected that the British government will begin negotiating the terms of the U.K.’s withdrawal from the E.U.  Given the lack of comparable precedent, it is unclear what financial, trade and legal implications the withdrawal of the U.K. from the E.U. would have and how such withdrawal would affect us.  A withdrawal could, among other outcomes, disrupt the free movement of goods, services and people between the U.K. and the E.U. and create global economic uncertainty, which may cause customers in our target markets to closely monitor their costs and reduce their spending budgets on our products and services.  Any of these effects of Brexit, among others, could adversely affect our business and operating results.

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

4.2	–
Form of Registration Rights Agreement entered into on May 12, 2016 by and among the Company and each of Elias Samaras, John N. Hatsopoulos, Bruno Meier and Jacques de Soussute (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on May 12, 2016).

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

10.9	–
Form of Convertible Note Amendment and Conversion Agreement entered into on June 30, 2016 between the Company and each of Nettlestone Enterprises Ltd. and the Pasejeco Foundation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 7, 2016)

31.1*	–	Rule 13a-14(a) Certification of Chief Executive Officer

EUROSITE POWER INC.

31.2*	–	Rule 13a-14(a) Certification of Chief Accounting Officer

32.1**	–	Section 1350 Certifications of Principal Executive Officer and Chief Accounting Officer

101.1*	–
The following materials from the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2016, are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text and in detail.

* Filed herewith
** Furnished herewith

EUROSITE POWER INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EUROSITE POWER INC.

By: /s/ ELIAS SAMARAS
Chief Executive Officer
(Principal Executive Officer)
Date: August 11, 2016

By: /s/ BONNIE J. BROWN
Chief Financial Officer
(Principal Finance Officer)
Date: August 11, 2016