Form 10-Q
period 2016-09-30
EUROSITE POWER INC.
filed 2016-11-14
CIK 1528103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non –accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Title of each class	Outstanding at November 10, 2016
Common Stock, $0.001 par value	82,265,056

EUROSITE POWER INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2016

References in this Form 10-Q to “we”, “us”, “our”, the “Company” and “EuroSite Power” refer to EuroSite Power Inc. and its consolidated subsidiaries, unless otherwise noted.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

EUROSITE POWER INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$4,597,780	$587,819
Accounts receivable	216,845	303,782
UK energy tax incentives receivable	—	369,485
Value added and other tax receivable	29,338	(5,297)
Inventory	192,133	137,093
Other current assets	79,423	57,152
Total current assets	5,115,519	1,450,034
Property and equipment, net	7,992,328	7,516,262
Other assets, long-term	9,883	11,004
TOTAL ASSETS	$13,117,730	$8,977,300

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$206,618	$313,293
Due to related party	57,988	98,979
Accrued expenses and other current liabilities	226,906	286,814
Note payable - bank, short-term	69,933	—
Total current liabilities	561,445	699,086
Long-term liabilities:
Convertible debentures	—	1,585,264
Convertible debentures due to related parties	308,026	951,158
Note payable - bank	279,732	—
Note payable - related party	—	2,000,000
Total liabilities	1,149,203	5,235,508
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 82,265,056 and 65,747,100 issued and outstanding at September 30, 2016 and December 31, 2015, respectively.	82,265	65,747
Additional paid-in capital	22,116,857	12,224,064
Accumulated deficit	(10,230,595)	(8,548,019)
Total stockholders' equity	11,968,527	3,741,792
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,117,730	$8,977,300

See Notes to Condensed Consolidated Financial Statements (Unaudited)

EUROSITE POWER INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	September 30, 2016	September 30, 2015

Revenues
Energy revenues	$459,114	$410,055
Turnkey & other revenues	—	11,936
	459,114	421,991
Cost of sales
Fuel, maintenance and installation	308,511	365,097
Depreciation expense	111,761	102,485
	420,272	467,582
Gross profit (loss)	38,842	(45,591)

Operating expenses
General and administrative	379,286	194,053
Selling	127,917	122,826
Engineering	110,593	87,853
	617,796	404,732
Loss from operations	(578,954)	(450,323)
Other income (expense)
Interest income	6,167	965
Interest expense, net of debt premium amortization	(10,039)	(8,599)
	(3,872)	(7,634)
Net loss	$(582,826)	$(457,957)

Net loss per share - basic and diluted	$(0.01)	$(0.01)
Weighted-average shares outstanding - basic and diluted	82,265,056	65,747,100

See Notes to Condensed Consolidated Financial Statements (Unaudited)

EUROSITE POWER INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended
	September 30, 2016	September 30, 2015

Revenues
Energy revenues	$1,784,844	$1,473,307
Turnkey & other revenues	1,739	39,711
	1,786,583	1,513,018
Cost of sales
Fuel, maintenance and installation	1,160,274	1,192,276
Depreciation expense	341,482	289,621
	1,501,756	1,481,897
Gross profit	284,827	31,121

Operating expenses
General and administrative	1,011,546	627,798
Selling	421,251	359,298
Engineering	289,089	162,008
	1,721,886	1,149,104
Loss from operations	(1,437,059)	(1,117,983)
Other income (expense)
Interest income	9,606	5,277
Interest and other expenses	(30,341)	(32,625)
Debt conversion expense	(224,782)	—
	(245,517)	(27,348)

Loss before income taxes	(1,682,576)	(1,145,331)
Benefit for income taxes	—	2,188
Net loss	$(1,682,576)	$(1,143,143)

Net loss per share - basic and diluted	$(0.02)	$(0.02)
Weighted-average shares outstanding - basic and diluted	73,605,329	65,747,100

See Notes to Condensed Consolidated Financial Statements (Unaudited)

EUROSITE POWER INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30, 2016	September 30, 2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,682,576)	$(1,143,143)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	347,066	291,465
Non-cash debt conversion and interest expense	235,782	—
Amortization of convertible debt premium	(44,132)	(72,216)
Stock-based compensation	243,175	57,217
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	86,937	(51,605)
UK energy tax incentives receivable	369,485	636,661
Value added and other tax receivable	(34,635)	3,025
Inventory	(55,040)	(10,058)
Prepaid and other current assets	(22,271)	(27,289)
Other assets, long-term	1,121	1,440
Increase (decrease) in:
Accounts payable	(106,675)	178,702
Due to related party	(40,991)	—
Accrued expenses and other current liabilities	(59,908)	132,352
Net cash used in operating activities	(762,662)	(3,449)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(823,132)	(1,571,533)
Net cash used in investing activities	(823,132)	(1,571,533)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on note payable - related party	(2,000,000)	(1,000,000)
Proceeds from sale of common stock, net of costs	7,246,090	—
Proceeds from loan payable - bank	349,665	—
Net cash provided by (used in) financing activities	5,595,755	(1,000,000)

Net increase (decrease) in cash and cash equivalents	4,009,961	(2,574,982)
Cash and cash equivalents, beginning of the period	587,819	3,776,852
Cash and cash equivalents, end of the period	$4,597,780	$1,201,870

Supplemental disclosures of cash flow information:
Taxes paid	$—	$—
Interest paid	$72,764	$—
Common Stock exchanged for convertibles debentures, non-cash	$2,184,264	$—

See Notes to Condensed Consolidated Financial Statements (Unaudited)

EUROSITE POWER INC.

Notes to Unaudited Condensed Consolidated Financial Statements for the period ending September 30, 2016.

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

The Company was incorporated as a Delaware corporation on July 9, 2010 as a subsidiary of American DG Energy Inc., or American DG Energy. On September 17, 2010, the Company registered EuroSite Power Limited as a wholly-owned subsidiary with the Registrar of Companies for England and Wales to introduce the American DG Energy business model to the United Kingdom and the European market, although as of September 30, 2016, we operated in the United Kingdom only.

The Company has experienced total net losses since inception of approximately $10.2 million. For the foreseeable future, the Company expects to experience continuing operating losses and negative cash flows from operations as its management executes its current business plan. The Company believes that its existing resources, including cash and cash equivalents, future cash flow from operations, its ability to control certain costs, including those related to general and administrative expenses, the project financing arrangements and the line of credit available from its CEO will be sufficient to meet the working capital requirements of its existing business for the foreseeable future; however, as the Company continues to grow its business by adding more energy systems, the cash requirements will increase.

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

As of September 30, 2016, American DG Energy owned a 2.03% interest in the Company and accounts for this ownership at fair value in its financial statements in accordance with Generally Accepted Accounting Principles ("GAAP"), as of that date. Immediately prior to this date, American DG Energy accounted for its 20.5% investment in the Company on the equity method in accordance with GAAP. Prior to June 28, 2016 American DG accounted for its 48.04% investment in the Company as a consolidated subsidiary as it determined it was the primary beneficiary of EuroSite under the variable interest model. That determination included consideration of an implicit variable interest held by American DG Energy in the form of a guarantee of the long-term convertible indebtedness of EuroSite Power. On June 28, 2016, substantially all of that convertible indebtedness was converted by the holders into shares of EuroSite Power (see Note 5 Convertible debentures), rendering the American DG’s guarantee inconsequential in the determination. As a result, American DG Energy concluded it no longer held a variable interest in EuroSite Power. American DG deconsolidated EuroSite Power in its consolidated financial statements and accounted for the investment on the equity method in its financial statements in accordance with GAAP, as of that date.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article

EUROSITE POWER INC.

8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ended December 31, 2016.

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

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, EuroSite Power Limited, a United Kingdom registered company.

The Company’s operations are comprised of one business segment. The Company’s business is to sell energy in the form of electricity, heat, hot water, cooling, and natural gas to its customers under long-term sales agreements.

Note 2. Loss Per Common Share

The Company computes basic loss per share by dividing net loss for the period by the weighted-average number of shares of Common Stock outstanding during the period. The Company computes its diluted earnings per common share using the treasury stock method. For purposes of calculating diluted earnings per share, the Company considers its shares issuable in connection with stock options, warrants and debentures to be dilutive Common Stock equivalents when the exercise price is less than the average fair market value of the Company’s Common Stock for the period. For the nine months ended September 30, 2016, the Company excluded 11,022,790 potentially dilutive shares resulting from stock options, warrants and convertible debentures. For the nine months ended September 30, 2015, the Company excluded 11,165,000 potentially dilutive shares resulting from stock options, warrants and convertible debentures. All shares issuable for both periods were anti-dilutive as a result of the reported net loss.

Note 3. Income Taxes

The benefit for income taxes in the accompanying consolidated statements of operations for the nine months ended September 30, 2016 and 2015 differs from that which would be expected by applying the federal and foreign statutory tax rate primarily due to losses for which no benefit is recognized.

Note 4. Related Parties

American DG Energy and Tecogen Inc. are affiliated companies by virtue of common ownership and common leadership.

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

John N. Hatsopoulos was the chairman of the Company's board of directors, resigning on May 16, 2016, and is also the Co-Chief Executive Officer of American DG Energy and Tecogen. He is also a member of the board of directors of American DG Energy and Tecogen. His Company salary was $1.00 per year. On average, Mr. Hatsopoulos spent

EUROSITE POWER INC.

approximately 20% of his business time on the affairs of the Company, but such amount varied widely depending on the needs of the business and is expected to increase as the business of the Company develops.

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

On July 7, 2015, the Company entered into a Revolving Line of Credit Agreement, (or the "Agreement"), with Elias Samaras, who is the Company's Chief Executive Officer, President, and a member of the board of directors. Under the terms of the Agreement, Dr. Samaras has agreed to lend the Company up to an aggregate of $1 million, at the written request of the Company. Any amounts borrowed by the Company pursuant to the Agreement will bear interest at 6% per year. Interest is due and payable quarterly in arrears. The term of the Agreement is from July 7, 2015 to June 30, 2017. Repayment of the principal amount borrowed pursuant to the Agreement will be due on June 30, 2017. Prepayment of any amounts due under the Agreement may be made at any time without penalty. As of September 30, 2016, no amounts have been drawn on this line.

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

The Company’s operations are headquartered in Macclesfield England and consists of leased office space. The Company's corporate headquarters are located in Waltham, Massachusetts and consist of 3,282 square feet of office and storage space used by our former parent, American DG Energy and leased from Tecogen. American DG Energy is not currently charging the Company for utilizing its share of office space in the United States since it believes it is insignificant. The amounts due to American DG Energy and Tecogen as of September 30, 2016 was $22,029 and $35,959, respectively.

Note 5. Note payable - Bank

On September 30, 2016, the Company drew on its project loan agreement with Societe Generale for principal amount of $349,665, with interest at 5.34% for a period of 5 years. This loan is collateralized by one project with minimum payments of 5,181.99 GBP to be made by the customer on a monthly basis.

Note 6. Commitments and Contingencies

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

On May 12, 2016, the Company completed a private placement with related parties of 12,608,696 shares of its common stock for aggregate proceeds of $7.25 million at $0.575 per share. The shares sold in this placement are subject to a registration rights agreement where the Company has agreed to use its best efforts to register the shares issued at the request of the holder. The Company used a portion of the proceeds to pay off its debt to its former Chairman of $2,000,000, with the balance being retained to fund operations and growth.

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

Third Quarter 2016 Compared to the Third Quarter 2015

Revenues

Revenues in the third quarter of 2016 were $459,114 compared to $421,991 for the same period in 2015, an increase of $37,123 or 8.8%. The revenues increased primarily due to new sites and more sites being fully operational for a longer period of time in the third quarter of 2016 as compared to the third quarter of 2015. At September 30, 2016, we had 32 systems operational compared to 28 systems as of September 30, 2015.

Cost of Sales

Cost of sales, including depreciation expense, in the third quarter of 2016 was $420,272 compared to $467,582 for the same period in 2015. The decrease of 47,310 or 10.1% is primarily attributable to lower maintenance and fuel costs.

 Gross Profit

Gross profit in the third quarter of 2016 was $38,842, compared to $(45,591) for the same period in 2015. Gross margin in the third quarter of 2016 was 8.5% compared to (10.8)% for the third quarter of 2015. The principal reason for the increase in profitability was the decrease in maintenance costs as well as lower fuel prices.

Operating Expenses

General and administrative expenses were $379,286 in the third quarter of 2016, compared to $194,053 for the same period in 2015, an increase of $185,233 or 95.5%. The increase in general and administrative expenses was primarily due to an increase in stock compensation expense as well as the unfavorable currency exchange rate.

Selling expenses were $127,917 in the third quarter of 2016, compared to $122,826 for the same period in 2015, an increase of $5,091 or 4.1%. The increase was primarily due to the addition of a new salesperson.

Engineering expenses were $110,593 in the third quarter of 2016, compared to $87,853 for the same period in 2015. The increase in expense of $22,740, or 25.9%, was due to higher payroll for new engineering staff and supplies expenses as a result of bringing service in house.

Other Income (Expense)

Interest income was $6,167 in the third quarter of 2016, compared to $965 for the same period in 2015, which represents interest on our cash balance. The increase in interest income is due to the higher cash balance for the third quarter of 2016 as compared to the third quarter of 2015. Interest and other expense was $10,039 in the third quarter of 2016, compared to expense of $8,599 for the same period in 2015. The principal reason for higher expense in the third quarter of 2016 was due to exchange rate charges resulting from funds transferred from the US.

Net Loss

Net loss was $582,826 in the third quarter of 2016, compared to a net loss of $457,957 for the same period in 2015, an increase of 27.3% from the prior year. This larger net loss is substantially due to the additional stock compensation expense, unfavorable currency fluctuations and increased engineering expenses.

EUROSITE POWER INC.

First Nine Months of 2016 Compared to the First Nine Months of 2015

Revenues

Revenues in the first nine months of 2016 were $1,786,583 compared to $1,513,018 for the same period in 2015. This was an increase of $273,565 or 18.1%. The revenues during the period increased due to the installation, start and expansion of energy generation at several sites. At September 30, 2016, we had 32 sites operational compared to 28 sites as of September 30, 2015.

Cost of Sales

Cost of sales including depreciation expense and expense for fuel, maintenance, and installation, in the first nine months of 2016 was $1,501,756 compared to $1,481,897 for the same period in 2015. This increase of $19,859 or 1.3%, is due to higher depreciation expense associated with more operating sites.

 Gross Profit

Gross profit, in the first nine months of 2016, was $284,827, compared to $31,121 for the same period in 2015. Gross margin improved to 15.9% as compared to 2.1% for the same period in 2015, an improvement of 13.8%. The principal reason for the improvement in profitability was the decrease in maintenance costs as well as lower gas prices.

Operating Expenses

General and administrative expenses were $1,011,546 in the first nine months of 2016, compared to $627,798 for the same period in 2015, an increase of $383,748 or 61.1%. The increase in general and administrative expenses was primarily due to an increase in stock compensation, legal and public relations expenses, as well as the unfavorable currency exchange rate.

Selling expenses were $421,251 in the first nine months of 2016, compared to $359,298 for the same period in 2015, an increase of $61,953 or 17.2%. The increase was primarily due to the addition of a new salesperson as well as increased advertising and bad debt expenses.

Engineering expenses were $289,089 in the first nine months of 2016, compared to $162,008 for the same period in 2015. The increase in expense of $127,081 or 78.4% is due to higher payroll, as well as transportation and supplies expenses as a result of bringing service in house.

Other Income (Expense)

Other income (expense), net was an expense of $245,517 for the first nine months of 2016, compared to an expense of $27,348 for the same period in 2015, an increase in expense of $218,169. The principal reason for higher expense in 2016 was the debt conversion expense of $224,782 incurred in connection with the second quarter 2016 conversion of debt to common stock of the Company on terms more favorable than the original contract.

Net Loss

Net loss was $1,682,576 in the first nine months of 2016, compared to net loss of $1,143,143 for the same period in 2015. The increase in the net loss is primarily due to the debt conversion expense, additional stock compensation expense, currency fluctuations and increased selling expenses.

Liquidity and Capital Resources

Consolidated working capital was $4,554,074 as of September 30, 2016, compared to $750,948 at December 31, 2015. Included in working capital were cash and cash equivalents of $4,597,780 as of September 30, 2016, compared to $587,819 at December 31, 2015. The increase in working capital was primarily a result of the $7.25 million private placement of our common stock during the second quarter of 2016, offset by a payoff of related party debt of $2 million, as well as costs of operations and purchases of property and equipment related to our sites.

Cash used in operating activities was $762,662 in the first nine months of 2016. Cash was provided by operating activities due to the receipt of the UK tax energy incentives of $369,485, offset by a net loss of $1,682,576.

EUROSITE POWER INC.

The primary investing activities of the Company’s operations included the purchase of equipment. During the nine months ended September 30, 2016, the Company used $823,132 for purchases of equipment.

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

Our ability to continue to access capital could be impacted by various factors including general market conditions and the continuing slowdown in the economy, interest rates, the perception of our potential future earnings and cash distributions, any unwillingness on the part of lenders to make loans to us and any deterioration in the financial position of lenders that might make them unable to meet their obligations to us. If these conditions continue and we cannot increase our authorized shares and raise funds through a public or private debt financing, or an equity offering, our ability to grow our business may be negatively affected. In any such event, the Company may need to suspend any new installation of energy systems and significantly reduce its operating costs until market conditions or our access to capital improve.

Significant Accounting Policies and Critical Estimates

The Company's significant accounting policies are discussed in “Note 1 - Description of Business and Summary of Significant Accounting Policies” to its Consolidated Financial Statements which are incorporated in the Company's Annual Report filed with the Securities and Exchange Commission, or the SEC. The accounting policies and estimates that can have a significant impact upon the operating results, financial position and footnote disclosures of the Company are described in “Note 1 - Description of Business and Summary of Significant Accounting Policies” to the Consolidated Financial Statements described above.

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

There were no changes in the third quarter of 2016.

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
As a result of the referendum, it is expected that the British government will negotiate the terms of the U.K.’s withdrawal from the E.U.  Given the lack of comparable precedent, it is unclear what financial, trade and legal implications the withdrawal of the U.K. from and future relationship with the E.U. would have and how such withdrawal would affect us.  A withdrawal could, among other outcomes, disrupt the free movement of goods, services and people between the U.K. and the E.U. and create global economic uncertainty, which may cause customers in our target markets to closely monitor their costs and reduce their spending budgets on our products and services.  Any of these effects of Brexit, among others, could adversely affect our business and operating results.

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
The following materials from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2016, are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text and in detail.

* Filed herewith
** Furnished herewith

EUROSITE POWER INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EUROSITE POWER INC.

By: /s/ ELIAS SAMARAS
Chief Executive Officer
(Principal Executive Officer)
Date: November 10, 2016

By: /s/ BONNIE J. BROWN
Chief Financial Officer
(Principal Finance Officer)
Date: November 10, 2016